Form 10-Q
period 1995-03-31
JEFFERSON BANCORP INC
filed 1995-05-12
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-Q
(MARK ONE)

   [ X ]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                     OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ______.

COMMISSION FILE NUMBER 0-6848

                              JEFFERSON BANCORP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                        59-1284885
          (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

            301 ARTHUR GODFREY ROAD
            MIAMI BEACH, FLORIDA                      33140
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                  (305) 534-8341
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                        N/A
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.         YES  __X__   NO _____

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     NUMBER OF SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1995: 3,616,792

                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATE-
MENTS ARE FILED AS PART OF THIS
REPORT:                                     PAGES IN QUARTERLY REPORT
                                            AS OF MARCH 31, 1995 TO
                                            SECURITIES AND EXCHANGE
                                            COMMISSION

CONSOLIDATED BALANCE SHEETS                      3-4
STATEMENTS OF CONSOLIDATED INCOME                  5
STATEMENT OF CONSOLIDATED STOCK-
  HOLDERS' EQUITY                                  6
STATEMENT OF CONSOLIDATED
  CASH FLOWS                                       7
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS                                    8-11

ITEM 2.    MANAGEMENT'S DISCUSSION AND         12-21
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


                      PART II.  OTHER INFORMATION

ITEM 6(a)  EXHIBITS FILED
                 Exhibit 27

      (b)  REPORTS ON FORM 8-K
           NO REPORTS ON FORM 8-K HAVE BEEN
           FILED DURING THE QUARTER FOR
           WHICH THIS REPORT IS FILED


SIGNATURES                                       22

PART I. FINANCIAL INFORMATION
- ----------------------

JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31, 1995      DECEMBER 31, 1994
                                                                                   (Unaudited)            (Audited)
                                                                                ------------------    -----------------
ASSETS
- ------
 CASH AND DEMAND BALANCES DUE FROM BANKS                                              $13,932,002          $14,542,225
                                                                                ------------------    -----------------
INVESTMENT SECURITIES
- ---------------------
 U.S. GOVERNMENT AGENCIES                                                               1,491,555            1,491,135
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)                           119,384              124,302
 OTHER SECURITIES                                                                       1,139,349            1,139,349
                                                                                ------------------    -----------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
      1995-$2,791,000; 1994-$2,796,000)                                                 2,750,288            2,754,786
                                                                                ------------------    -----------------
SECURITIES AVAILABLE FOR SALE
- -----------------------------
 U.S. TREASURY SECURITIES                                                               9,599,062            9,313,125
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                                         108,823,393          102,059,332
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)                         7,720,401            7,416,948
 COLLATERIZED MORTGAGE OBLIGATIONS                                                      2,117,554            2,341,048
                                                                                ------------------    -----------------
  TOTAL SECURITIES AVAILABLE FOR SALE  (Fair value 1995-$128,260,000);
      1994-$121,130,000)                                                              128,260,410          121,130,453
                                                                                ------------------    -----------------

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                                     2,550,000              200,000
                                                                                ------------------    -----------------
LOANS                                                                                 212,513,470          203,476,490
LESS: UNEARNED INCOME                                                                   2,427,626            2,109,361
      ALLOWANCE FOR CREDIT LOSSES                                                       3,083,999            3,151,691
                                                                                ------------------    -----------------
  TOTAL LOANS, NET                                                                    207,001,845          198,215,438
- ------------------                                                              ------------------    -----------------
LOANS HELD FOR SALE                                                                       534,293              830,237
                                                                                ------------------    -----------------
PREMISES AND EQUIPMENT, NET                                                             5,825,148            5,920,469
                                                                                ------------------    -----------------
OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSED LOANS                               5,608,850            5,600,219
                                                                                ------------------    -----------------
OTHER ASSETS                                                                           20,601,298           15,081,953
                                                                                ------------------    -----------------
  TOTAL ASSETS                                                                       $387,064,134         $364,275,780
- --------------                                                                  ==================    =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                                              MARCH 31, 1995      DECEMBER 31, 1994
- ------------------------------------                                               (Unaudited)            (Audited)
DEPOSITS:                                                                       ------------------    -----------------
- ---------
  DEMAND (NON-INTEREST-BEARING)                                                       $48,295,501          $49,375,688
  SAVINGS                                                                              32,155,684           32,572,061
  INTEREST-PAYING CHECKING                                                             69,093,621           70,096,042
  MONEY MARKET ACCOUNTS                                                                40,982,144           40,936,942
  CERTIFICATES AND PUBLIC FUNDS                                                       124,592,925          113,888,669
                                                                                ------------------    -----------------
    TOTAL DEPOSITS                                                                    315,119,875          306,869,402
    --------------
  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                                     37,492,640           25,844,770
  DEFERRED GAIN ON SALE OF BUILDINGS                                                       35,902               37,265
  OTHER LIABILITIES                                                                     2,422,707            2,154,050
                                                                                ------------------    -----------------
    TOTAL LIABILITIES                                                                 355,071,124          334,905,487
                                                                                ------------------    -----------------
COMMITMENTS AND CONTINGENT LIABILITIES
- --------------------------------------
STOCKHOLDERS' EQUITY:
- ---------------------
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - MARCH 31, 1995 - 3,861,476 SHARES;
    DECEMBER 31, 1994 - 3,853,591 SHARES                                                3,861,476            3,853,591
  CAPITAL SURPLUS                                                                      28,159,113           28,106,726
  RETAINED EARNINGS                                                                     8,679,272            8,811,612
  TREASURY STOCK, AT COST - MARCH 31, 1995 - 246,859 SHARES;
    DECEMBER 31, 1994 - 246,859 SHARES                                                 (2,401,204)          (2,401,204)
  DEFERRED COMPENSATION                                                                  (738,578)            (840,323)
  NET UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE
            (NET OF APPLICABLE INCOME TAXES)                                           (5,567,069)          (8,160,109)
                                                                                ------------------    -----------------
    TOTAL STOCKHOLDERS' EQUITY                                                         31,993,010           29,370,293
    ---------------------------                                                 ------------------    -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $387,064,134         $364,275,780
    ------------------------------------------                                  ==================    =================
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
  GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                                          $10.39               $10.41
                                                                                ==================    =================
BOOK VALUE PER COMMON SHARE                                                                 $8.85                $8.14
                                                                                ==================    =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES                             FOR THE QUARTER ENDED
STATEMENTS OF CONSOLIDATED INCOME                                         MARCH 31,
                                                                   1995                 1994
                                                              -------------        -------------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                   $5,038,578           $3,987,635
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                      122,845              132,264
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                1,531,137            1,321,674
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                 101,828              382,820
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES         54,070               (3,967)
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS            50,248              133,142
                                                              -------------        -------------
    TOTAL INTEREST INCOME                                       6,898,706            5,953,569
                                                              -------------        -------------
INTEREST EXPENSE:
  SAVINGS                                                         209,035              253,397
  INTEREST-PAYING CHECKING                                        287,356              327,485
  MONEY MARKET ACCOUNTS                                           237,185              250,460
  CERTIFICATES AND PUBLIC FUNDS                                 1,584,642              626,945
  SHORT-TERM BORROWINGS                                           354,241              148,094
                                                              -------------        -------------
    TOTAL INTEREST EXPENSE                                      2,672,459            1,606,281
                                                              -------------        -------------
    NET INTEREST INCOME                                         4,226,247            4,347,288
  PROVISION FOR CREDIT LOSSES                                      75,000              225,000
                                                              -------------        -------------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                             4,151,247            4,122,288
                                                              -------------        -------------
OTHER INCOME:
  TRUST INCOME                                                    314,078              298,437
  SERVICE CHARGES, COMMISSIONS AND FEES                           328,213              307,393
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                   -             1,288,084
  OTHER OPERATING INCOME                                          153,025               62,806
                                                              -------------        -------------
    TOTAL OTHER INCOME                                            795,316            1,956,721
                                                              -------------        -------------
OPERATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                2,290,754            2,285,345
  OCCUPANCY EXPENSE, NET                                          698,082              489,236
  OTHER OPERATING EXPENSES                                      1,499,403            1,466,589
                                                              -------------        -------------
    TOTAL OPERATING EXPENSES                                    4,488,239            4,241,170
                                                              -------------        -------------
    INCOME BEFORE PROVISION FOR INCOME TAXES                      458,324            1,837,838

  PROVISION FOR INCOME TAXES                                     (138,900)            (536,900)
                                                              -------------        -------------
    NET INCOME                                                   $319,424           $1,300,938
                                                              =============        =============
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                            3,795,875            3,577,042
                                                              =============        =============

NET INCOME PER SHARE                                                $0.08                $0.36
                                                              =============        =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1995

                                                                                                                   NET UNREALIZED
                                                                                                                   GAINS (LOSSES)
                                                                                                                   ON SECURITIES
                                         COMMON           CAPITAL         RETAINED       TREASURY      DEFERRED      AVAILABLE
                                          STOCK           SURPLUS         EARNINGS        STOCK      COMPENSATION     FOR SALE
                                      -------------    --------------  --------------  ------------  ------------  ---------------
BALANCE, JANUARY 1, 1995                $3,853,591       $28,106,726      $8,811,612   ($2,401,204)   ($840,323)     ($8,160,109)

  NET INCOME (LOSS)                      -                 -                 319,424       -            -              -

  $.125 PER SHARE CASH DIVIDEND          -                 -                (451,764)      -            -              -

  EXERCISE OF STOCK OPTIONS
    (7,885 SHARES)                           7,885            52,387       -               -            -              -

  AMORTIZATION OF DEFERRED
    COMPENSATION                         -                 -               -               -            101,745        -

  CHANGE IN NET UNREALIZED
    GAINS/(LOSSES) ON SECURITIES
    AVAILABLE FOR SALE                                                                                                 2,593,041
                                      -------------    --------------  --------------  ------------  ------------  ---------------
BALANCE, MARCH 31, 1995                 $3,861,476       $28,159,113      $8,679,272   ($2,401,204)   ($738,578)     ($5,567,068)
                                      =============    ==============  ==============  ============  ============  ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                             1995                                      1994
                                                                       -----------------                         -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                                    $319,424                                $1,300,938
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                 199,787                                   163,328
  GAIN ON SALE OF BUILDINGS                                                      (1,363)                                 (216,510)
  GAIN ON SALE OF OTHER REAL ESTATE OWNED                                       (51,639)                                  (43,748)
  PROVISION FOR CREDIT LOSSES                                                    75,000                                   225,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                               92,432                                   176,715
  NET GAIN ON SALE OF INVESTMENT SECURITIES                                    -                                       (1,288,084)
  AMORTIZATION OF DEFERRED COMPENSATION                                         101,745                                    90,840
  SALE OF SECURITIES AVAILABLE FOR SALE                                        -                                       46,400,143
  PROCEEDS FROM MATURITIES AND PAYDOWNS OF
    SECURITIES AVAILABLE FOR SALE                                               886,944                                 3,941,347
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                                  (3,952,500)                              (51,925,794)
  ORIGINATION OF LOANS HELD FOR SALE                                         (5,066,943)                              (18,926,498)
  DISPOSITION OF LOANS HELD FOR SALE                                          5,362,887                                24,599,772
  (INCREASE) DECREASE IN OTHER ASSETS                                        (7,092,989)                                1,895,741
  INCREASE (DECREASE) IN OTHER LIABILITIES                                      268,657                                   (23,103)
                                                                            -----------                               -----------
 NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                            (8,858,558)                                6,370,087
                                                                            -----------                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                                       (8,861,407)                               (6,357,076)
 PURCHASES OF INVESTMENT SECURITIES                                            -                                         (247,126)
 NET INCREASE IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS                  (2,350,000)                                 (150,000)
 DISPOSITION OF OTHER REAL ESTATE OWNED                                          43,008                                   293,213
 ACQUISITION OF OTHER REAL ESTATE OWNED                                        -                                         (521,873)
 PURCHASES OF PREMISES AND EQUIPMENT                                            (90,117)                                 (834,452)
                                                                            -----------                               -----------
 NET CASH USED BY INVESTING ACTIVITIES                                      (11,258,516)                               (7,817,314)
                                                                            -----------                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE (DECREASE) IN DEPOSITS                                          8,250,473                                (4,631,546)
 NET INCREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                             11,647,870                                 9,108,319
 PAYMENT OF CASH DIVIDENDS                                                     (451,764)                                 (434,403)
 PURCHASE OF TREASURY STOCK                                                    -                                         (100,003)
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                         60,272                                   202,713
                                                                            -----------                               -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:                                  19,506,851                                 4,145,080
                                                                            -----------                               -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                               (610,223)                                2,697,853
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR                14,542,225                                13,540,868
                                                                            -----------                               -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31,                       $13,932,002                               $16,238,721
                                                                            ===========                               ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                               $2,227,193                                $1,372,000
                                                                             ==========                                ==========
 INCOME TAX PAYMENTS                                                            $60,000                                   $55,000
                                                                             ==========                                ==========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1.    JEFFERSON BANCORP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A) SIGNIFICANT ACCOUNTING POLICIES - The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1994 Annual Report to Stockholders of Jefferson Bancorp, Inc. (the "Company"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote statements have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Company's audited 1994 consolidated financial statements and the notes thereto.

(B)     RESTRICTED STOCK, STOCK OPTION AND NON-QUALIFIED OPTION PLANS

RESTRICTED STOCK PLAN - On September 1, 1989, the Company adopted a restricted stock plan (the "Restricted Plan") whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the executive's salary and length of time employed by the Company. The stock issued in connection with the Restricted Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the Restricted Plan and is then amortized as compensation expense over the vesting period. At March 31, 1995, 68,654 shares were available for future awards.

STOCK OPTION PLANS - Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At March 15, 1995, the total number of stock options available for future grants were 88,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options.

The following table presents additional information concerning the activity in these stock option plans:

                                                       OPTION PRICE
                                                       ------------
                                 NUMBER OF         AVERAGE
                                  SHARES          PER SHARE        AGGREGATE

Options outstanding:
January 1, 1992                   289,006           $8.64          $2,496,805
Grants                             30,000            8.38             251,400
3% stock dividend                   9,570               -               -
                                  -------                           ---------
Options outstanding:
December 31, 1992                 328,576            8.37           2,748,205
Grants                             25,000            9.90             247,500
3% stock dividend                     750               -               -
Exercised                         (28,623)           8.37            (239,548)
Rescissions                       (30,044)           8.25            (247,800)
                                  -------                           ---------
Options outstanding:
December 31, 1993                 295,659            8.49           2,508,357
Grants                             88,000           10.16             893,813
3% stock dividend                   2,640               -               -
Exercised                         (28,224)           7.64            (215,546)
Recision                          (29,802)           7.83            (233,330)
                                  -------                           ---------
Options outstanding:
December 31, 1994                 328,273            9.00           2,953,294
Grants                              1,000           13.25              13,250
Exercised                          (7,885)           7.64             (60,272)
                                  -------                           ---------
Options outstanding:
March 31, 1995                    321,388            9.05           2,906,272
                                  =======                           =========
Options exercisable at
December 31, 1994                 309,348
                                  =======

March 31, 1995                    301,713
                                  =======


NON-EMPLOYEE DIRECTORS OPTION PLAN:

On June 20, 1994, with all non-employee directors abstaining and subject to stockholder approval, the Board of Directors granted to non-employee directors non-qualified options to purchase 27,500 (28,325 after restatement for 3% stock dividend) shares of the common stock of the Company at a price of $10.125 per share ($9.83 after restatement for 3% stock dividend), the fair market value of the shares on that date. The grants were presented to the stockholders of the Company for their consideration at the annual meeting held April 25, 1995 and ratified by the holders of 88% of the total shares outstanding.

                                                       OPTION PRICE
                                                       ------------
                                 NUMBER OF         AVERAGE
                                  SHARES          PER SHARE        AGGREGATE

Options outstanding:
January 1, 1992
Grants                            110,000           $7.75          $  852,500
3% stock dividend                   3,300            -                      -
                                  -------                          ----------
Options outstanding:
December 31, 1992                 113,300            7.53             852,500
Grants                             27,500           10.00             275,000
3% stock dividend                     825            -                      -
                                  -------                          ----------
Options outstanding:
December 31, 1993                 141,625            7.97           1,127,500
Grants                             27,500           10.13             278,438
3% stock dividend                     825                                   -
Exercised                         (29,200)           7.53            (219,713)
                                  -------                          ----------
Options outstanding:
December 31, 1994
and March 31, 1995                140,750            8.43          $1,186,225
                                  =======                          ==========
Options exercisable at:
December 31, 1994                 140,750
                                  =======

March 31, 1995                    140,750
                                  =======


(C)     DEATH AND DISABILITY, SEVERANCE AND RETIREMENT PLANS

Effective May 1, 1989, the Company adopted a death and disability plan that provides for cash payments in the event of the death or permanent disability of directors who are not employees of the Company and certain senior officers of the Company. The death and disability plan is substantially funded through life insurance policies.

Also, effective May 1, 1989, the Company adopted an unfunded severance plan that provided for cash payments to certain senior officers of the Company in the event that their employment was voluntarily or involuntarily terminated at any time during a one-year period following a change in control, as defined by the Company.

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the quarter ended March 31, 1995, the Company accrued approximately $154,665 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

(D) RECLASSIFICATION: Certain amounts in the prior period in the consolidated financial statements have been reclassified for comparative purposes.

(E) OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSED LOANS: In-substance foreclosed loans and property acquired by foreclosure or deed in lieu of foreclosure are recorded at the lower of cost or estimated fair value at the time the loan is foreclosed or deemed foreclosed in-substance. Loans foreclosed in-substance consist of loans accounted for as foreclosed property even though actual foreclosure has not occurred. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

Once properties are classified as other real estate owned, such properties are carried at the lower of cost or fair value minus estimated costs to sell. Net expenses incurred in maintaining properties, subsequent write-downs due to changes in market values, and gains or losses upon disposition are included in other operating expenses. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered; otherwise, they are expensed as incurred.

The amounts the Company could ultimately recover from loans foreclosed in-substance, and property acquired by foreclosure or deed in lieu of foreclosure, could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment.

(F) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, has become a subsidiary of the Company and has been renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through March 31, 1995 totalled $ 505,000.

(G) INCOME TAXES: Deferred taxes are provided for timing differences between income reported for financial reporting and for income tax purposes. The Company files consolidated income tax returns.

The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur.
Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The consolidated earnings of Jefferson Bancorp, Inc. and subsidiaries (collectively, the "Company") reflect principally the operations of the banking subsidiaries, Jefferson Bank of Florida ("Jefferson Florida") and Jefferson Bank ("Jefferson Broward").

Earnings are comprised of net interest income and other income. Net interest income, or the difference between total interest income from earning assets and total interest expense from key liabilities, for any given period is determined by the average volume of interest-earning assets (mainly loans, loans held for sale, investment securities, securities available for sale and federal funds sold), the average yield earned on such assets, the average volume of deposits and borrowings on which interest is paid, the average rate of interest paid on such deposits and borrowings and the average volume of demand deposits upon which no interest is paid.

Other income is comprised of service charges on deposit accounts, fees and commissions for various banking services and trust department income. Earnings from these functions are affected chiefly by the volume of activity and the level of fees charged. Other operating income also includes net gains recognized from transactions involving loans and fixed assets.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                   QUARTER ENDED MARCH 31, 1995                 QUARTER ENDED MARCH 31, 1994
NET INTEREST INCOME, AVERAGE BALANCES
AND AVERAGE RATES                                   AVERAGE                    AVERAGE           AVERAGE                    AVERAGE
(IN THOUSANDS)                                      BALANCE      INTEREST       RATE             BALANCE      INTEREST       RATE

INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)                $194,812        $4,563        9.50%          $164,435       $3,521         8.68%
  Installment loans, net of unearned income           9,145           220        9.64%             5,553          142        10.26%
Investment securities and securities held
     for sale:
  U.S. Treasury securities                           10,225           123        4.87%            10,663          132         5.03%
  Securities of other U.S. Government agencies      115,343         1,531        5.31%            95,569        1,322         5.53%
  Obligations of states and political
     subdivisions (non-taxable) (2)                   8,058           153        7.58%            26,724          578         8.66%
  Collateralized mortgage obligations and other
     securities                                       3,538            54        6.12%             5,870           (4)       -0.27%
  Federal funds sold and other short-term
     investments                                      3,580            50        5.69%            18,587          133         2.90%
                                                   --------        ------                       --------       ------
      Total interest-earning assets                $344,701         6,694        7.88%          $327,401        5,825         7.22%
                                                   ========        ------                       ========       ------

KEY LIABILITIES:
  Deposits:
    Savings                                          31,857           209        2.66%            41,481          253         2.48%
    Interest-paying checking                         70,579           287        1.65%            79,480          328         1.67%
    Money market                                     41,749           237        2.30%            46,868          251         2.17%
    Certificates                                     92,799         1,240        5.42%            78,353          618         3.20%
    Public funds                                     25,700           344        5.43%             1,111            9         3.43%
                                                   --------        ------                       --------       ------
     Total deposits                                 262,684         2,318        3.58%           247,293        1,458         2.39%
  Borrowings                                         35,341           354        4.06%            21,512          148         2.79%
                                                   --------        ------                       --------       ------
    Total interest-bearing liabilities              298,025         2,672        3.64%          $268,805        1,606         2.42%
                                                   --------        ------                       --------       ------
    Total noninterest-bearing liabilities            47,772                                       51,217
                                                   --------                                     --------
                                                   $345,797                                     $320,022
                                                   ========                                     ========

  Net interest income/spread                                       $4,022        4.24%                         $4,219         4.79%
                                                                   ======                                      ======
  Net interest income as a percent of total
      average interest-earning assets                                            4.73%                                        5.23%

    (1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $164,000, $89,000 and
             $493,000 for quarters ended March 31, 1995 and 1994 and for the year ended December 31, 1994, respectively.
    (2) Interest income includes the effects of taxable-equivalent adjustments, using a 34 % tax rate to adjust interest on tax-
             exempt securities to taxable-equivalent basis.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


                                                   YEAR ENDED DECEMBER 31, 1994
NET INTEREST INCOME, AVERAGE BALANCES
AND AVERAGE RATES                                   AVERAGE                    AVERAGE
(IN THOUSANDS)                                      BALANCE      INTEREST       RATE

INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)                $171,275       $15,700        9.17%
  Installment loans, net of unearned income           6,701           664        9.91%
Investment securities and securities held
     for sale:
  U.S. Treasury securities                           10,351           504        4.87%
  Securities of other U.S. Government agencies      107,534         6,033        5.61%
  Obligations of states and political
     subdivisions (non-taxable) (2)                  20,023         1,708        8.53%
  Collateralized mortgage obligations and other
     securities                                       4,640           172        3.70%
  Federal funds sold and other short-term
     investments                                      6,734           220        3.26%
                                                   --------       -------
      Total interest-earning assets                $327,258        25,001        7.64%
                                                   ========       -------

KEY LIABILITIES:
  Deposits:
    Savings                                          37,417           968        2.59%
    Interest-paying checking                         75,126         1,257        1.67%
    Money market                                     43,402           944        2.17%
    Certificates                                     76,727         2,821        3.68%
    Public funds                                     14,786           767        5.19%
                                                   --------       -------
     Total deposits                                 247,458         6,757        2.73%
  Borrowings                                         21,930           676        3.08%
                                                   --------       -------
    Total interest-bearing liabilities             $269,388         7,433        2.76%
                                                   --------       -------
    Total noninterest-bearing liabilities            49,751
                                                   --------
                                                   $319,139
                                                   ========

  Net interest income/spread                                      $17,568        4.88%
                                                                  =======
  Net interest income as a percent of total
      average interest-earning assets                                            5.37%

    (1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $164,000, $89,000 and
             $493,000 for quarters ended March 31, 1995 and 1994 and for the year ended December 31, 1994, respectively.
    (2) Interest income includes the effects of taxable-equivalent adjustments, using a 34 % tax rate to adjust interest on tax-
             exempt securities to taxable-equivalent basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

The average balance of the Company's consolidated interest-earning assets for the quarter ended March 31, 1995 was $344,701,000 as compared to $327,258,000 for the year ended December 31, 1994, an increase of $17,443,000, or 5%. The primary cause of the growth in average interest-earning assets in the first quarter of 1995 was the increase in the Company's loans. The average balance of such loans increased by $25,981,000, or 15%. At the same time, the average balance of the Company's portfolio of securities of other U.S. Government agencies increased by $7,809,000, or 7%. The increase in the Company's portfolio of loans and securities of other U.S. Government agencies in the first quarter of 1995 was accomplished by the growth in the average balance of certificates of deposits, public funds, and borrowings. The average balance of the Company's certificates of deposits for the quarter ended March 31, 1995 increased by $16,072,000, or 21%, public funds increased by $10,914,000 or 74%, and borrowings increased by $13,411,000, or 61%. At the same time, the average balance of saving deposits decreased by $5,560,000, or 15%, interest-paying checking deposits decreased by $4,547,000, or 6%, money market deposits decreased by $1,653,000, or 4%, and demand deposits decreased by $1,979,000, or 4%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the quarter ended March 31, 1995 was $319,424 compared to net income of $1,300,938 for the comparable period in 1994. Per-share net income for the quarter ended March 31, 1995 was $.08 compared to per-share net income of $.36 for the comparable period in 1994. The decrease in consolidated net income was primarily due to an absence of gains from security transactions during the first quarter of 1995 as compared to $1,288,084 from such transactions in the comparable period in 1994. The other contributing factor for lower net income in the first quarter of 1995 was an increase of $208,846, or 43%, in occupancy expense. Occupancy expense in the first quarter of 1994 included gains of $216,509 on sale of buildings, which completed its amortization period in 1994. Occupancy expense in the first quarter of 1995 had no such gain.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis, inclusive of loan service charge income) was $4,022,000 for the first quarter of 1995, compared to $4,219,000 for the first quarter of 1994, a decrease of 5%. A primary reason for this decline was a decrease in the net interest spread, or the spread between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities, during the first quarter of 1995.

The aggregate cost of funds increased, primarily as a result of pressure for higher pricing for customer deposits, and shifting of lower costing deposits to higher costing deposits. Certificates of deposit represented 35% of total average deposits in the first quarter of 1995 as compared to 32% in the first quarter of 1994, and the average cost of certificates of deposit was 5.42% in the first quarter of 1995 as compared to 3.20% in the first quarter of 1994.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. In the first quarter of 1995, the provision for credit losses amounted to $75,000 versus $225,000 in the comparable period of 1994. This decrease was primarily in response to management's ongoing evaluation of the loan portfolio and the adequacy of its allowance for loan losses.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER OPERATING INCOME

Other income for the first quarter of 1995 totaled $795,316 as compared to $1,956,720, for the first quarter of 1994. No transactions in securities available for sale took place during the first quarter of 1995 as compared to such transactions which resulted in net gains of $1,288,084, during the comparable period of 1994. The portfolio of securities held for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Fee income from Trust Department operations increased by $15,641, or 5%, due primarily to an increase in size of trust assets under management during the first quarter of 1995 versus the first quarter of 1994. Income from service charges, commissions and fees paid by customers increased in the first quarter of 1995 by $20,820, or 7%, from the first quarter of 1994. This increase is primarily caused by the increase in credit card processing fees and miscellaneous service charges.

Other operating income increased during the first quarter of 1995 primarily due to gain on life insurance. In the first quarter of 1995, the gain on life insurance was $109,815 as compared to no such gain for the comparable period of 1994.

OPERATING EXPENSES

Total operating expenses for the first quarter of 1995 were $4,488,239 as compared to $4,241,170 for the first quarter of 1994. The percentage of total operating expenses to total income was 58% in the first quarter of 1995 as compared to 54% in the first quarter of 1994. Personnel expenses in the first quarter of 1995 were $2,290,754 as compared to $2,285,345 for the first quarter of 1994. The occupancy expenses during the first quarter of 1995 were $698,082 as compared to $489,236 for the first quarter of 1994. The increase in occupancy expense during the first quarter of 1995, as compared to the comparable quarter in 1994, was primarily caused by non-availability of gain on sale of buildings which completed its amortization period in 1994. Other operating expenses in the first quarter of 1995 were $1,499,403 as compared to $1,466,589 in the first quarter of 1994. This increase was primarily due to an increase in depreciation expense. In the first quarter of 1995, the depreciation expenses were $140,963, as compared to $109,639 for the comparable period of 1994.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset and liability management is to structure the balance sheet appropriately in order to maximize net interest income while maintaining acceptable levels of liquidity and interest rate risk. The policies and guidelines for managing balance sheet and off-balance sheet activities are formulated and monitored by the Company's Asset and Liability Committee ("ALCO").

INTEREST-SENSITIVITY

Interest-sensitivity management is concerned with optimizing the effects of interest rate changes on net interest income. Interest-sensitivity is measured by gaps defined as the difference between interest-sensitive assets and interest-sensitive liabilities within any specific time frame. For example, a negative, or liability-sensitive, gap occurs when interest-sensitive liabilities exceed interest-sensitive assets. This generally indicates that net interest income will improve if interest rates fall. The opposite would be true in the case of a positive or asset-sensitive gap.

Interest-sensitivity analysis is a valuable tool in assessing the potential impact of interest rate changes on net interest income. The Company's interest-sensitivity position is closely monitored by ALCO, which regularly examines and evaluates the potential impact of varying scenarios of market interest rates and balance sheet composition. Other factors, however, such as changes in balance sheet mix and interest rate spread relationships, also play a vital role in maximizing net interest income.

On March 31, 1995, the Company was asset sensitive (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities with maturities of 12 months or less, with a positive cumulative interest rate sensitivity gap as a percentage of total interest-sensitive earning assets of 5.35 percent. This means that the Company's interest-sensitive assets reprice more slowly than its interest-sensitive deposits.

The Company's interest-sensitivity position at March 31, 1995 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                    0-3        3-12       1-5       Over
March 31, 1995                     Months     Months     Years     5 Years      Total
- --------------                     ------     ------     -----     -------      -----

Investment securities and
  securities held for sale        $25,446    $30,624    $ 36,330   $38,611     $131,011
Federal funds sold and other
  short-term investments            2,550         --          --        --        2,550
Loans and loans held for sale      82,207     33,027      64,045    31,341      210,620
                                  -------    -------    --------   -------     --------
Earning assets                    110,203     63,651     100,375    69,952      344,181
Deposits:
  Interest-paying checking*            --         --      69,094        --       69,094
  Money market                     40,982         --          --        --       40,982
  Savings*                             --         --      32,156        --       32,156
  Certificates of deposit
   and public funds                 7,907     69,044      17,467    30,175      124,593
Federal funds purchased
  and other short-term
  borrowings                       37,493         --         --         --       37,493
                                  -------    -------    --------   -------     --------
Interest-bearing liabilities       86,382     69,044     118,717    30,175      304,318
                                  -------    -------    --------   -------     --------

Interest-sensitivity gap          $23,821    $(5,393)   $(18,342)  $39,777     $ 39,863
                                  =======    =======    ========   =======     ========

Cumulative gap                    $23,821    $18,428    $     86   $39,863
                                  =======    =======    ========   =======

Cumulative gap to total
 earning assets (%)                  6.92       5.35         .02     11.58
                                    =====      =====       =====    ======

 Loans are stated net of unearned income.
 Non-earning assets and non-interest-bearing liabilities have been excluded from analysis.

*It has been our experience that through a variety of interest rate scenarios, interest-paying checking and savings accounts have not materially increased or decreased as a result of interest rate changes. It is for this reason that the Company has felt comfortable classifying its deposit accounts as 1-5 year liabilities.


RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The table below presents an analysis of consolidated risk elements of the Company classified as follows: (a) non-accrual loans; (b) 90-day loans; (c) troubled debt restructurings, as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; and (d) Other Real Estate Owned.

                                              03/31/95          12/31/94
                                              --------          --------
                                                   (in thousands)
(a)     Non-accrual loans                      $3,785            $4,265
(b)     90-day loans                               63             1,050
(c)     Troubled debt restructurings             None              None
(d)     Other Real Estate Owned                 5,609             5,600

Non-accrual loans declined by $480,000 in the quarter ended March 31, 1995 due primarily to the disposition of two loans. One loan for $229,000 was foreclosed
and transferred to OREO.   One loan for $110,000 was paid.

Ninety-day loans declined $987,000 due primarily to the disposition of two loans. One for $767,000 was paid. One for $171,000 was brought current.

Potential problem loans:                      03/31/95          12/31/94
                                              --------          --------
                                               $  240            $  403

At March 31, 1995 the non-accrual loans were broken down as follows:

                                                 (in thousands)
Residential Real Estate                        981               26%
Commercial Real Estate                       2,286               60%
Commercial - Unsecured                         460               12%
Installment Loans                               58                2%

There is one major concentration within the balance of the non-accruing portfolio: A commercial real estate loan which comprises 41% of total non-
accruing loans.  The loan is fully secured with no loss expected.   The loan is
classified substandard.

There are three major concentrations within the classified loans: The above non-accrual loan, which comprises 31% of total classified loans. A second loan, which comprises 10% of total classified loans, is secured with a combination of collateral including real estate and marketable securities. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. However, the loan is current and accruing. A third loan comprises 9% of total classified loans and is secured with real estate. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. The loan is 30 days past due and accruing.

At March 31, 1995 $96,033 is classified as loss and is fully reserved.

Other real estate owned remained relatively unchanged for the quarter ended March 31, 1995.

LIQUIDITY MANAGEMENT

In order for the Company's banking subsidiaries to satisfy the requirements of depositors wanting to withdraw funds and to meet the credit needs of borrowers, the banking subsidiaries must maintain certain levels of liquidity. Asset and liability management strategy is designed to achieve the maintenance of an adequate level of liquidity and the management of the interest-rate sensitive structure of the balance sheet. The basic objective of interest-rate sensitive management is the protection of net interest income from sharp fluctuations caused by changes in the market. The management of liquidity and interest-rate sensitivity are closely related as both are affected by maturities of assets and the source of funds.

Liquidity and interest-rate sensitivity positions are closely monitored by an asset and liability committee which regularly examines and evaluates the potential impact of varying scenarios of market interest rates, balance sheet compositions and funding source requirements.

Liquidity of the Company's banking subsidiaries is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing earning assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by ability to raise funds in a variety of money markets. Liquidity is also provided by securities available for sale. As of March 31, 1995, securities available for sale amounted to $128,260,410.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1995. At March 31, 1995, the Company's Tier 1 risk-based capital and total capital ratios (as more fully described below) were 12.14% and 13.34%, respectively. The Company's leverage ratio was 8.52% at March 31, 1995. These ratios were well above the minimum capital requirements established by government agencies.

The Company and its banking subsidiaries are subject to a minimum Tier 1 capital to risk-rated assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-rated asset ratio of 8%. The Federal Reserve Board has also established additional capital adequacy guidelines referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average assets. The most highly rated bank holding companies will be required to maintain a Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. The FDIC Improvement Act of 1991 ("FDICIA") requires the establishment of a capital-based supervisory system of prompt corrective action of all depository institutions. The Board's regulations under FDICIA defines "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based ratio of 10%, and Tier 1 leverage ratio of 5%.

As of March 31, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 12.14%, 13.34% and 8.52%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiaries, are well above industry averages.

Stockholders' equity and book value per share (not including unrealized losses on securities available for sale) as of March 31, 1995 increased to $37,560,078 and $10.39, respectively, from $37,088,133 and $10.36 per share as of March 31, 1994. These figures are net of dividends in the amounts of $451,764 and $434,403 in 1995 and 1994, respectively. Stockholders' equity and book value per share (including unrealized losses on available for sale securities, net of applicable income taxes) as of March 31, 1995 were $31,993,010 and $8.85, compared to $35,141,565 and $9.82 for the same period in 1994. Unrealized gains and loans on securities available for sale are not included in the statement of consolidated income until they are sold. All per-share figures for 1994 have been retroactively adjusted to reflect the three percent stock dividend distributed in December 1994.

As of March 31, 1995, the Company had no material commitments for capital expenditures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



JEFFERSON BANCORP, INC.


      May 12, 1995             /s/ Barton S. Goldberg
- ----------------------         ------------------------------------------
                               Barton S. Goldberg
                               Secretary-Treasurer
                               (Principal Financial Officer
                               and Director)


      May 12, 1995             /s/ Syed F. Zafar
- ----------------------         ------------------------------------------
                               Syed F. Zafar
                               Senior Vice President & Comptroller
                               (Principal Accounting Officer)