Form 10-Q
period 1995-06-30
JEFFERSON BANCORP INC
filed 1995-08-14
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  (MARK ONE)         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    [X}                       SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                           OR
                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [ ]                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM _____ TO _____.

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           YES  X   NO _____

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                     CLASS                          OUTSTANDING AT JULY 31, 1995
1 COMMON STOCK, $1.00 PAR VALUE, OF A SINGLE CLASS          3,616,792

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATE-
MENTS ARE FILED AS PART OF THIS
REPORT:

                                                  PAGES IN QUARTERLY REPORT
                                                  AS OF JUNE 30, 1995 TO
                                                  SECURITIES AND EXCHANGE
                                                  COMMISSION

CONSOLIDATED BALANCE SHEETS                               3-4
STATEMENT  OF CONSOLIDATED INCOME                          5
STATEMENT OF CONSOLIDATED STOCK-
  HOLDERS' EQUITY                                          6
STATEMENT OF CONSOLIDATED
  CASH FLOWS                                               7
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS                                              8-11

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                     12-21

                         PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO
           A VOTE OF SECURITY HOLDERS                    21

ITEM 6(a)  EXHIBITS FILED
                 NONE

      (b)  REPORTS ON FORM 8-K
           NO REPORTS ON FORM 8-K HAVE BEEN
           FILED DURING THE QUARTER FOR
           WHICH THIS REPORT IS FILED

SIGNATURES                                               22

PART I. FINANCIAL INFORMATION
       ----------------------

JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                                         JUNE 30, 1995               DECEMBER 31, 1994
                                                                          (Unaudited)                   (Unaudited)
                                                                       ------------------            -----------------
ASSETS
------
 CASH AND DEMAND BALANCES DUE FROM BANKS                                   $13,280,860                  $14,542,225
                                                                       ------------------            -----------------
INVESTMENT SECURITIES
---------------------
 U.S. GOVERNMENT AGENCY                                                      1,491,675                    1,491,135
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)                114,348                      124,302
 OTHER SECURITIES                                                            1,139,349                    1,139,349
                                                                       ------------------            -----------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
      1995-$2,786,000; 1994-$2,796,000)                                      2,745,372                    2,754,786
                                                                       ------------------            -----------------

SECURITIES AVAILABLE FOR SALE
---------------------
 U.S. TREASURY SECURITIES                                                    9,964,375                    9,313,125
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                              126,725,027                  102,059,332
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)              4,530,929                    7,416,948
 COLLATERALIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES                    1,924,152                    2,341,048
                                                                       ------------------            -----------------
  TOTAL SECURITIES AVAILABLE FOR SALE (Fair value 1995-$143,144,000
      1994-$121,130,000)                                                   143,144,483                  121,130,453
                                                                       ------------------            -----------------

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                         12,200,000                      200,000
                                                                       ------------------            -----------------
LOANS                                                                      229,984,627                  203,476,490
LESS: UNEARNED INCOME                                                        2,278,775                    2,109,361
      ALLOWANCE FOR CREDIT LOSSES                                            2,690,614                    3,151,691
                                                                       ------------------            -----------------
  TOTAL LOANS, NET                                                         225,015,238                  198,215,438
------------------                                                     ------------------            -----------------
LOANS HELD FOR SALE                                                            790,775                      830,237
                                                                       ------------------            -----------------
PREMISES AND EQUIPMENT, NET                                                  5,691,827                    5,920,469
                                                                       ------------------            -----------------
OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSED LOANS                    5,103,188                    5,600,219
                                                                       ------------------            -----------------
OTHER ASSETS                                                                19,602,879                   15,081,953
                                                                       ------------------            -----------------
  TOTAL ASSETS                                                            $427,574,622                 $364,275,780
--------------                                                         ==================            =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                                     JUNE 30, 1995               DECEMBER 31, 1994
------------------------------------                                      (Unaudited)                   (Unaudited)
                                                                       ------------------            -----------------
DEPOSITS
--------
  DEMAND (NON-INTEREST-BEARING)                                            $48,575,372                  $49,375,688
  SAVINGS                                                                   31,145,506                   32,572,061
  INTEREST-PAYING CHECKING                                                  69,565,841                   70,096,042
  MONEY MARKET ACCOUNTS                                                     37,778,734                   40,936,942
  CERTIFICATES AND PUBLIC FUNDS                                            181,865,117                  113,888,669
                                                                       ------------------            -----------------
    TOTAL DEPOSITS                                                         368,930,570                  306,869,402
    --------------
  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                          21,108,002                   25,844,770
  DEFERRED GAIN ON SALE OF BUILDINGS                                            34,538                       37,265
  OTHER LIABILITIES                                                          3,212,720                    2,154,050
                                                                       ------------------            -----------------
    TOTAL LIABILITIES                                                      393,285,830                  334,905,487
                                                                       ------------------            -----------------
COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------
STOCKHOLDERS' EQUITY:
---------------------
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - JUNE 30, 1995-3,863,651;
    DECEMBER 31, 1994-3,853,591 SHARES                                       3,863,651                    3,853,591
  CAPITAL SURPLUS                                                           28,177,363                   28,106,726
  RETAINED EARNINGS                                                          8,852,989                    8,811,612
  TREASURY STOCK, AT COST-JUNE 30, 1995-246,859 SHARES;
    DECEMBER 31, 1994- 246,859 SHARES                                       (2,401,204)                  (2,401,204)
  DEFERRED COMPENSATION                                                       (636,833)                    (840,323)
  NET UNREALIZED (LOSSES) GAINS ON SECURITIES AVAILABLE FOR SALE
           (NET OF APPLICABLE INCOME TAXES)                                 (3,567,174)                  (8,160,109)
                                                                       ------------------            -----------------
    TOTAL STOCKHOLDERS' EQUITY                                              34,288,792                   29,370,293
    --------------------------                                         ------------------            -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $427,574,622                 $364,275,780
    ------------------------------------------                         ==================            =================
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
   GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                              $10.47                       $10.41
                                                                       ==================            =================
BOOK VALUE PER COMMON SHARE                                                      $9.48                        $8.14
                                                                       ==================            =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES                                 FOR THE QUARTER ENDED    FOR THE SIX MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                                               JUNE 30,                  JUNE 30,
                                                                          1995        1994           1995         1994
                                                                       ----------  ----------    -----------   ----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                           $5,647,260  $4,103,197    $10,685,838   $8,090,832
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                              122,280     122,851        245,125      255,115
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                        1,799,289   1,461,161      3,330,426    2,782,836
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                          80,393     390,362        182,221      773,182
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES                 50,717      63,568        104,787       59,601
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                   136,290      37,926        186,538      171,068
                                                                       ----------  ----------    -----------   ----------
    TOTAL INTEREST INCOME                                               7,836,229   6,179,065     14,734,935   12,132,634
                                                                       ----------  ----------    -----------   ----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                                                 204,675     253,374        413,710      506,671
  INTEREST-PAYING CHECKING                                                301,916     313,775        589,272      641,260
  MONEY MARKET ACCOUNTS                                                   211,569     246,749        448,754      497,209
  CERTIFICATES AND PUBLIC FUNDS                                         2,426,275     711,213      4,010,917    1,338,158
 SHORT-TERM BORROWINGS                                                    262,561     155,566        616,802      303,660
                                                                       ----------  ----------    -----------   ----------
    TOTAL INTEREST EXPENSE                                              3,406,996   1,680,677      6,079,455    3,286,958
                                                                       ----------  ----------    -----------   ----------
    NET INTEREST INCOME                                                 4,429,233   4,498,388      8,655,480    8,845,676
  PROVISION FOR CREDIT LOSSES                                              75,000     225,000        150,000      450,000
                                                                       ----------  ----------    -----------   ----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                                     4,354,233   4,273,388      8,505,480    8,395,676
                                                                       ----------  ----------    -----------   ----------

OTHER INCOME:
  TRUST INCOME                                                            367,420     292,811        681,498      591,248
  SERVICE CHARGES, COMMISSIONS AND FEES                                   304,732     300,084        632,945      607,477
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                      323,985      78,817        323,985    1,366,901
  OTHER OPERATING INCOME                                                  187,481      60,047        340,506      122,853
                                                                       ----------  ----------    -----------   ----------
    TOTAL OTHER INCOME                                                  1,183,618     731,759      1,978,934    2,688,479
                                                                       ----------  ----------    -----------   ----------
OPERATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                        2,255,798   2,294,868      4,546,552    4,580,213
  OCCUPANCY EXPENSE, NET                                                  831,162     564,798      1,529,244    1,054,034
  OTHER OPERATING EXPENSES                                              1,541,474   1,495,548      3,040,877    2,962,137
                                                                       ----------  ----------    -----------   ----------
    TOTAL OPERATING EXPENSES                                            4,628,434   4,355,214      9,116,673    8,596,384
                                                                       ----------  ----------    -----------   ----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                              909,417     649,933      1,367,741    2,487,771
  PROVISION FOR INCOME TAXES                                              283,600      36,700        422,500      573,600
                                                                       ----------  ----------    -----------   ----------
    NET INCOME                                                           $625,817    $613,233       $945,241   $1,914,171
                                                                       ==========  ==========    ===========   ==========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                                    3,779,617   3,474,714      3,785,703    3,473,791
                                                                       ==========  ==========    ===========   ==========
NET INCOME PER SHARE                                                        $0.17       $0.18          $0.25        $0.55
                                                                       ==========  ==========    ===========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1995                                                                              NET UNREALIZED
                                                                                                                    GAINS (LOSSES)
                                                                                                                    ON SECURITIES
                                            COMMON         CAPITAL         RETAINED       TREASURY      DEFERRED      AVAILABLE
                                            STOCK          SURPLUS         EARNINGS        STOCK      COMPENSATION     FOR SALE
                                        --------------  -------------    ------------   ------------  ------------  --------------
BALANCE, JANUARY 1, 1995                  $3,853,591     $28,106,726      $8,811,612    ($2,401,204)    ($840,323)   ($8,160,104)

  NET INCOME                               -               -                 945,241        -             -            -

  $.125 PER SHARE CASH DIVIDEND            -               -                (451,764)       -             -            -

  $.125 PER SHARE CASH DIVIDEND            -               -                (452,100)       -             -            -

  EXERCISE OF STOCK OPTIONS                   10,060          70,637        -               -             -            -

  AMORTIZATION OF DEFERRED COMPENSATION    -               -                -               -             203,490      -

  CHANGE IN NET UNREALIZED
     GAINS/(LOSSES) ON SECURITIES
     AVAILABLE FOR SALE                    -               -                -               -             -            4,592,930
                                        --------------  -------------    ------------   ------------  ------------  --------------

BALANCE, JUNE 30, 1995                    $3,863,651     $28,177,363      $8,852,989    ($2,401,204)    ($636,833)   ($3,567,174)
                                        ==============  =============    ============   ============  ============  ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,

                                                                       1995              1994
                                                                   -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $945,241         $1,914,171
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                       403,015            350,007
  GAIN ON SALE OF BUILDINGS                                            (2,727)          (361,303)
  LOSSES AND WRITE-DOWN ON SALE OF OTHER REAL ESTATE OWNED             -                  14,500
  GAIN ON SALE OF OTHER REAL ESTATE OWNED                             (51,674)          (103,759)
  PROVISION FOR CREDIT LOSSES                                         150,000            450,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                    116,222            106,989
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                  (323,985)        (1,366,901)
  AMORTIZATION OF DEFERRED COMPENSATION                               203,490            181,680
  SALE OF SECURITIES AVAILABLE FOR SALE                            30,120,655         61,077,794
  PROCEEDS FROM MATURITIES AND PAYDOWNS OF
   SECURITIES AVAILABLE FOR SALE                                    3,501,324          6,725,561
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                       (48,388,584)       (65,245,624)
  ORIGINATION OF LOANS HELD FOR SALE                               (9,765,701)       (29,672,110)
  DISPOSITION OF LOANS HELD FOR SALE                                9,805,163         36,085,347
  (INCREASE) DECREASE IN OTHER ASSETS                              (6,986,937)         3,431,716
  INCREASE IN OTHER LIABILITIES                                     1,058,670            200,416
                                                                  -----------        -----------
 NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                 (19,215,828)        13,788,484
                                                                  -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                            (26,949,800)       (13,320,001)
 PURCHASES OF INVESTMENT SECURITIES                                    -              (1,028,920)
 NET INCREASE IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS       (12,000,000)        (2,100,000)
 DISPOSITION OF OTHER REAL ESTATE OWNED                               913,568            506,341
 ACQUISITION OF OTHER REAL ESTATE OWNED                              (364,863)          (542,859)
 PURCHASES OF PREMISES AND EQUIPMENT                                 (145,675)        (1,452,273)
                                                                  -----------        -----------
 NET CASH USED BY INVESTING ACTIVITIES                            (38,546,770)       (17,937,712)
                                                                  -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE IN DEPOSITS                                          62,061,168            955,509
 NET (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                   (4,736,768)         5,798,223
 PAYMENT OF CASH DIVIDENDS                                           (903,864)          (870,589)
 PURCHASE OF TREASURY STOCK                                            -                (391,617)
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               80,697            355,619
                                                                  -----------        -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:                        56,501,233          5,847,145
                                                                  -----------        -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                   (1,261,365)         1,697,917
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR      14,542,225         13,540,868
                                                                  -----------        -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30,              $13,280,860        $15,238,785
                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                     $4,994,000         $3,030,000
                                                                  ===========         ===========
 INCOME TAX PAYMENTS                                                 $295,000           $320,000
                                                                  ===========         ===========

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

(B)   RESTRICTED STOCK, STOCK OPTION AND NON-QUALIFIED OPTION PLANS

RESTRICTED STOCK PLAN - On September 1, 1989, the Company adopted a restricted stock plan (the "Restricted Plan") whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the executive's salary and length of time employed by the Company. The stock issued in connection with the Restricted Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the Restricted Plan and is then amortized as compensation expense over the vesting period. At June 30, 1995, 68,654 shares were available for future awards.

STOCK OPTION PLANS - Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At June 30, 1995, the total number of stock options available for future grants were 88,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options.

The following table presents additional information concerning the activity in these stock option plans:

                                                            OPTION PRICE
                                                            ------------
                                         NUMBER OF      AVERAGE
                                           SHARES      PER SHARE     AGGREGATE
                                         ---------     ---------     ---------
Options outstanding:
January 1, 1992                           289,006        $8.64       $2,496,805
Grants                                     30,000         8.38          251,400
3% stock dividend                           9,570         --               --
                                          -------                    ----------
Options outstanding:
December 31, 1992                         328,576         8.37        2,748,205
Grants                                     25,000         9.90          247,500
3% stock dividend                             750         --               --
Exercised                                 (28,623)        8.37         (239,548)
Rescissions                               (30,044)        8.25         (247,800)
                                          -------                    ----------
Options outstanding:
December 31, 1993                         295,659         8.49        2,508,357
Grants                                     88,000        10.16          893,813
3% stock dividend                           2,640         --               --
Exercised                                 (28,224)        7.64         (215,546)
Recision                                  (29,802)        7.83         (233,330)
                                          -------                    ----------
Options outstanding:
December 31, 1994                         328,273         9.00        2,953,294
Grants                                      1,000        13.25           13,250
Exercised                                 (10,060)        8.08          (80,697)
                                          -------                    ----------
Options outstanding:
June 30, 1995                             319,213         9.04       $2,885,847
                                          =======                    ==========

Options exercisable at
December 31, 1994                         309,348
                                          =======

June 30, 1995                             299,538
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

                                                            OPTION PRICE
                                                            ------------
                                         NUMBER OF      AVERAGE
                                           SHARES      PER SHARE     AGGREGATE
                                         ---------     ---------     ---------
Options outstanding:
January 1, 1992
Grants                                    110,000        $7.75       $  852,500
3% stock dividend                           3,300          --              --
                                          -------                    ----------
Options outstanding:
December 31, 1992                         113,300         7.53          852,500
Grants                                     27,500        10.00          275,000
3% stock dividend                             825          --              --
                                          -------                    ----------
Options outstanding:
December 31, 1993                         141,625         7.97        1,127,500
Grants                                     27,500        10.13          278,438
3% stock dividend                             825                          --
Exercised                                 (29,200)        7.53         (219,713)
                                          -------                    ----------
Options outstanding:
December 31, 1994
and June 30, 1995                         140,750         8.43       $1,186,225
                                          =======                    ==========
Options exercisable at:
December 31, 1994                         140,750
                                          =======
June 30, 1995                             140,750
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

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the first six months ended June 30, 1995, the Company accrued approximately $309,330 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

(D) RECLASSIFICATION: Certain amounts in the prior period in the consolidated financial statements have been reclassified for comparative purposes.

(E) OTHER REAL ESTATE OWNED AND IN-SUBSTANCE FORECLOSED LOANS: In-substance foreclosed loans and property acquired by foreclosure or deed in lieu of foreclosure are recorded at the lower of cost or estimated fair value at the time the loan is foreclosed or deemed foreclosed insubstance. Loans foreclosed insubstance consist of loans accounted for as foreclosed property even though actual foreclosure has not occurred. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

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

The amounts the Company could ultimately recover from loans foreclosed insubstance, and property acquired by foreclosure or deed in lieu of foreclosure, could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment.

(F) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, has become a subsidiary of the Company and has been renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through June 30, 1995 totalled $ 517,000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The consolidated earnings of Jefferson Bancorp, Inc. and subsidiaries (collectively, the "Company") reflect principally the operations of the banking subsidiaries, Jefferson Bank of Florida ("Jefferson Florida"), and Jefferson Bank ("Jefferson Broward").

Earnings are comprised of net interest income and other income. Net interest income, or the difference between total interest income from earning assets and total interest expense from key liabilities, for any given period is determined by the average volume of interest-earning assets (mainly loans, loans held for sale, investment securities, securities available for sale, and federal funds sold), the average yield earned on such assets, the average volume of deposits and borrowings on which interest is paid, the average rate of interest paid on such deposits and borrowings and the average volume of demand deposits upon which no interest is paid.

Other income is comprised of service charges on deposit accounts, fees and commissions for various banking services and trust department income. Earnings from these functions are affected chiefly by the volume of activity and the level of fees charged. Other income also includes net gains recognized from the sale of investment securities, loans and fixed assets.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
----------------------------------------
Management's discussion and analysis of
financial condition and results of operations - (continued)

                                                                 QUARTER ENDED JUNE 30, 1995          QUARTER ENDED JUNE 30, 1994
NET INTEREST INCOME, AVERAGE BALANCES                         ---------------------------------    --------------------------------
AND AVERAGE RATES                                              AVERAGE                 AVERAGE      AVERAGE                AVERAGE
(IN THOUSANDS)                                                 BALANCE     INTEREST     RATE        BALANCE    INTEREST     RATE
                                                              ----------  ----------  ---------    ---------  ----------  ---------
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and government
  guaranteed loans(1)                                          $210,154      $5,469      10.44%    $165,500      $3,721       9.02%
  Installment loans, net of unearned income                      10,776         259       9.62%       6,472         159       9.85%
Investment securities and securities available for sale:
  U.S. Treasury securities                                       10,214         122       4.79%      10,260         123       4.81%
  Securities of other U.S. Government agencies                  126,470       1,800       5.69%     105,404       1,461       5.54%
  Obligations of states and political subdivisions
     (non-taxable)(2)                                             6,368         122       7.67%      27,418         594       8.66%
  Collateralized mortgage obligations and other securities        3,345          51       6.08%       4,730          64       5.38%
  Federal funds sold and other short-term investments             9,567         137       5.73%       4,404          38       3.47%
                                                               --------      ------                --------      ------
      Total interest-earning assets                            $376,894       7,959       8.47%    $324,188       6,159       7.62%
                                                               ========      ------                ========      ------

KEY LIABILITIES:
  Deposits:
    Savings                                                      30,474         205       2.69%      39,482         254       2.58%
    Interest-paying checking                                     71,063         302       1.71%      75,212         313       1.67%
    Money market                                                 39,039         212       2.18%      45,516         246       2.17%
    Certificates of deposit                                     122,704       1,865       6.10%      74,717         618       3.32%
    Public funds                                                 36,935         562       6.10%       8,180          93       4.58%
                                                               --------      ------                --------      ------
      Total deposits                                            300,215       3,146       4.20%     243,106       1,524       2.51%
  Borrowings                                                     26,391         263       3.99%      22,118         156       2.82%
                                                               --------      ------                --------      ------
      Total interest-bearing liabilities                        326,607       3,409       4.19%     265,224       1,680       2.54%
                                                               --------      ------                --------      ------
      Total noninterest-bearing liabilities                      50,715                              49,860
                                                               --------                            --------
      Total key liabilities                                    $377,322                            $315,084
                                                               ========                            ========
  Net interest income/spread                                                 $4,551       4.28%                  $4,479       5.08%
                                                                             ======                              ======
  Net interest income as a percent of total
      average interest-earning assets                                                     4.84%                               5.54%

(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately
    $277,000 and $123,000 for quarters ended June 30, 1995 and 1994, $441,000 and $212,000 for the six months ended
    June 30, 1995 and 1994, and $493,000 for the year ended December 31, 1994, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
----------------------------------------
Management's discussion and analysis of
financial condition and results of operations - (continued)

NET INTEREST INCOME,        SIX MONTHS ENDED JUNE 30, 1995       SIX MONTHS ENDED JUNE 30, 1994       YEAR ENDED DECEMBER 31, 1994
 AVERAGE BALANCES          ---------------------------------    --------------------------------     -------------------------------
AND AVERAGE RATES           AVERAGE                 AVERAGE      AVERAGE                AVERAGE       AVERAGE               AVERAGE
(IN THOUSANDS)              BALANCE     INTEREST     RATE        BALANCE    INTEREST     RATE         BALANCE    INTEREST     RATE
                           ----------  ----------  ---------    ---------  ----------  ---------     ---------  ----------  --------
INTEREST-EARNING ASSETS:
Loans and loans held
 for sale:
  Real estate, commercial
  and financial and
  government WCS            $202,536    $10,032       9.99%      $164,962     $7,331     8.96%        $171,275    $15,700     9.17%
 Installment loans, net
  of unearned income           9,964        479       9.62%         6,016        301    10.02%           6,701        664     9.91%
Investment securities and
 securities available
 for sale:
  U.S. Treasury securities    10,220        245       4.84%        10,461        255     4.92%          10,351        504     4.87%
  Securities of other U.S.
  Government agencies        120,963      3,331       5.51%       100,514      2,783     5.54%         107,534      6,033     5.61%
  Obligations of states
   and political
   subdivisions
   (non-taxable)(2)            7,208        275       7.63%        27,075      1,172     8.65%          20,023      1,708     8.53%
  Collateralized mortgage
   obligations and other
   securities                  3,441        105       6.09%         5,296         46     1.73%           4,640        172     3.70%
  Federal funds sold and
   other short-term
   investments                 6,572        187       5.73%        11,440        171     3.02%           6,734        220     3.26%
                            --------    -------                  --------     ------                  --------    -------
    Total interest-earning
     assets                 $360,904     14,653       8.19%      $325,764     12,058     7.46%        $327,258     25,001     7.64%
                            ========    -------                  ========     ------                  ========    -------

KEY LIABILITIES:
  Deposits:
    Savings                   31,157        414       2.68%        40,476        507     2.52%          37,417        968     2.59%
    Interest-paying
     checking                 70,815        589       1.68%        77,257        641     1.67%          75,126      1,257     1.67%
    Money market              40,388        449       2.24%        46,251        497     2.17%          43,402        944     2.17%
    Certificates of
     deposit                 107,849      3,105       5.81%        76,520      1,236     3.26%          76,727      2,821     3.68%
    Public funds              31,370        906       5.82%         4,651        102     4.44%          14,786        767     5.19%
                            --------    -------                  --------     ------                  --------    -------
    Total deposits           281,579      5,463       3.91%       245,155      2,983     2.45%         247,458      6,757     2.73%
  Borrowings                  30,832        617       4.03%        21,818        304     2.81%          21,930        676     3.08%
                            --------    -------                  --------     ------                  --------    -------
    Total interest-bearing
     liabilities             312,411      6,080       3.92%       266,973      3,287     2.48%         269,388      7,433     2.76%
                            --------    -------                  --------     ------                  --------    -------
    Total noninterest-
     bearing liabilities      49,272                               51,509                               49,751
                            --------                             --------                             --------
    Total key liabilities   $361,683                             $318,482                             $319,139
                            ========                             ========                             ========
  Net interest
   income/spread                         $8,574       4.26%                   $8,771     4.98%                    $17,568     4.88%
                                        =======                               ======                              =======
  Net interest income as
   a percent of total
   average interest-
   earning assets                                     4.79%                               5.43%                               5.37%

(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately
    $277,000 and $123,000 for quarters ended June 30, 1995 and 1994, $441,000 and $212,000 for the six months ended
    June 30, 1995 and 1994, and $493,000 for the year ended December 31, 1994, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

As shown in the Net Interest Income analysis on pages 13 and 14, the total average daily balance of the Company's consolidated interest-earning assets for the six months ended June 30, 1995 increased by $33,646,000, or 10%, from the total average daily balance for the year ended December 31, 1994. The primary cause of the growth in average interest-earning assets in the first six months of 1995 was the increase in the Company's loans. The average balance of such loans increased by $34,524,000, or 19%. At the same time, the average daily balance of the Company's portfolio of securities of other U.S. Government agencies increased by $13,429,000, or 12%. The increase in the Company's portfolio of loans and securities of other U.S. Government agencies in the first six months of 1995 was accomplished by the use of proceeds of the sale of securities held for sale, and by the growth in the average balance of certificates of deposits, public funds and borrowings. The total average daily balance of the Company's key liabilities for the six months ended June 30, 1995, was $361,683,000 as compared to $319,139,000 for the year ended December 31, 1994 an increase of $42,544,000, or 13%. The primary cause of the growth in the average balance of key liabilities was the increase in the average daily balance of certificates of deposit, which increased by $31,122,000, or 41%, public funds deposits, which increased by $16,584,000, or 112%, and borrowings (federal funds purchased and securities sold under agreements to repurchase), which increased by $8,902,000, or 41%. At the same time, the average daily balance of savings deposits decreased by $6,290,000, or 17%; interest-paying checking deposits decreased by $4,311,000, or 6%, money market deposits decreased by $3,014,000, or 7%, and demand deposits decreased by $479,000, or 1%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1995 was $945,241 compared to $1,914,171 for the comparable period in 1994. Per-share net income for the six months ended June 30, 1995 was $.25 compared to $.55 for the comparable period in 1994. The decline in consolidated net income for the six months ended June 30, 1995 was primarily due to a decrease of $1,042,916 in gains from security transactions. The gains from security transactions during the first six months of 1995 was $323,985 as compared to $1,366,901 in the comparable period in 1994. The other contributing factor for lower net income in the first six months of 1995 was an increase of $475,210, or 45%, in occupancy expense. Occupancy expense in the first six months of 1994 included gains of $361,303 on sale of buildings, which completed its amortization period in 1994. Occupancy expense in the first six months of 1995 had no such gain.

Consolidated net income for the quarter ended June 30, 1995 was $625,817 compared to $613,233 for the comparable period in 1994, an increase of 2%. Per share net income for the quarter ended June 30, 1995 was $.17, compared to $.18 for the comparable period in 1994. The increase in consolidated net income was primarily due to the $245,168 increase in gains from security transactions.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis inclusive of loan service charge income) for the first six months of 1995 was $197,000 lower than the comparable period in 1994. The Company's net interest income on the same basis for the quarter ended June 30, 1995 was $72,000 higher than the comparable period in 1994, an increase of 2%. A primary reason for this decrease for the first six months of 1995 was a decrease in the net interest spread, or the spread between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities. For the quarter ended June 30, 1995, a primary reason for this increase was higher loan service charge income as compared to the comparable period in 1994. Loan service charge income was $277,000 in the quarter ended June 30, 1995, as compared to $123,000 for the comparable period in 1994.

In the first six months of 1995, the net interest spread decreased by 72 basis points from the comparable period in 1994, or 14%. The spread for the quarter ended June 30, 1995 decreased by 80 basis points from the comparable period in 1994, or 16%. This decrease was caused by a change in the average cost of funds on total interest-bearing liabilities, which increased to 3.92% for the six months ended June 30, 1995 and 4.19% for the quarter ended June 30, 1995 from 2.48% and 2.54%, respectively, for the comparable periods in 1994. The higher average rate earned on average total interest-earning assets mitigated to some extent the impact of the increase in the average cost of funds. The average rate earned on interest-earning assets increased from 7.46% for the six months ended June 30, 1994 and 7.62% for the quarter ended June 30, 1994 to 8.19% and 8.47%, respectively, for the comparable periods in 1995.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends, and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. In the first six months of 1995, the provision for credit losses amounted to $150,000 versus $450,000 in the comparable period of 1994. In the quarter ended June 30, 1995, this expense amounted to $75,000 versus $225,000 in the comparable period of 1994.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER OPERATING INCOME

Other income for the first six months of 1995 totaled $1,978,934 as compared to $2,688,479 for the first six months of 1994, a decrease of 26%. Other income for the quarter ended June 30, 1995 was $1,183,618 as compared to $731,759 for the quarter ended June 30, 1994, an increase of 62%. Trust income increased for the six-and three-month periods because of an increase in estate fees.

Gain on the sale of securities available for sale for the first six months of 1995 was $323,985 as compared to $1,366,901 for the comparable period in 1994 and $323,985 for the quarter ended June 30, 1995 as compared to $78,817 for the comparable period of 1994. The portfolio of securities available for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Other operating income increased for the six- and three-month periods ended June 30, 1995 because of the gains on life insurance of $219,630 and $109,815, respectively, as compared to no gains for the comparable periods in 1994.

OPERATING EXPENSES

Total operating expenses for the first six months of 1995 were $9,116,673 as compared to $8,596,384 for the first six months of 1994, an increase of 6%. The operating expenses for the quarter ended June 30, 1995 were $4,628,434 as compared to $4,355,214 for the quarter ended June 30, 1994, an increase of 6%. Personnel expenses decreased for the six-and three-month periods ended June 30, 1995 primarily due to normal attrition in the staff. The occupancy expenses increased for the six-and three-month periods ended June 30, 1995 because of non-availability of gain on the sale of buildings, which completed its amortization period in 1994. Other operating expenses were $3,040,877 for the six-month period and $1,541,474 for the quarter ended June 30, 1995, an increase of 3% and 3%, respectively, over the comparable periods in 1994. This increase was due mainly to advertising and promotion expenses. The advertising and promotion expenses were in the amount of $149,550 for the six months ended June 30, 1995 and $74,775 for the quarter ended June 30, 1995 as compared to $80,500 and $36,250, respectively, for the comparable periods in 1994.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset and liability management is to structure the balance sheet appropriately in order to maximize net interest income while maintaining acceptable levels of liquidity and interest-rate risk. The policies and guidelines for managing balance sheet and off-balance sheet activities are formulated and monitored by the Company's Asset and Liability Committee ("ALCO").

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

On June 30, 1995, the Company was asset-sensitive (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities with maturities of 12 months or less, with a positive cumulative interest rate sensitivity gap as a percentage of total interest-sensitive earning assets of 7.39 percent. This means that the Company's interest-sensitive assets reprice more slowly than its interest-sensitive deposits.

The Company's interest-sensitivity position at June 30, 1995, is presented below:

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                              0-3         3-12         1-5         OVER
JUNE 30, 1995                                MONTHS      MONTHS       YEARS       5 YEARS      TOTAL
-------------                              ---------   ---------    ---------    ---------   ---------
Investment securities and
 securities available
 for sale                                  $  26,226   $  29,476    $  39,307    $  50,881   $ 145,890
Federal funds sold and other
 short-term investments                       12,200        --           --           --        12,200
Loans and loans held for sale                 89,475      31,273       59,071       48,678     228,497
                                           ---------   ---------    ---------    ---------   ---------
Earning assets                               127,901      60,749       98,378       99,559     386,587
Deposits:
  Interest-paying checking*                     --          --         69,566         --        69,566
  Money market                                37,779        --           --           --        37,779
  Savings                                       --          --         31,146         --        31,146
  Certificates of deposit
   and public funds                            9,544      91,673       76,933        3,715     181,865
Federal funds purchased
 and other short-term
 borrowings                                   21,108        --           --           --        21,108
                                           ---------   ---------    ---------    ---------   ---------
Interest-bearing liabilities                  68,431      91,673      177,645        3,715     341,464
                                           ---------   ---------    ---------    ---------   ---------

Interest-sensitivity gap                   $  59,470   $ (30,924)   $ (79,267)   $  95,844   $  45,123
                                           =========   =========    =========    =========   =========

Cumulative gap                             $  59,470   $  28,546    $ (50,721)   $  45,123
                                           =========   =========    =========    =========

Cumulative gap to total
 earning assets (%)                            15.39        7.39       (13.12)       11.67
                                           =========   =========    =========    =========

Loans are stated net of unearned income.
Non-earning assets and non-interest bearing liabilities have been excluded from analysis.

* It has been our experience that through a variety of interest rate scenarios, interest-paying checking and savings accounts have not materially increased or decreased as a result of interest rate changes. It is for this reason that the Company has felt comfortable classifying its deposit accounts as 1-5 year liabilities.

RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The table below presents an analysis of consolidated risk elements of the Company classified as follows: (a) non-accrual loans; (b) 90-day loans; and (c) troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings"; and (d) Other Real Estate Owned.

                                               (In Thousands)
                                      06/30/95    03/31/95    12/31/94
                                      --------    --------    --------
(a)   Non-accrual loans                $3,176      $3,785      $4,265
(b)   90-day loans                        146          63       1,050
(c)   Troubled debt restructurings       None        None        None
(d)   Other Real Estate Owned           5,103       5,609       5,600


Non-Accrual loans declined by $609,000 in the quarter ended June 30, 1995 due primarily to the charge off of two loans totalling $288,000. In addition, there were reductions within the purchased loan portfolio totalling $263,000 due primarily to one loan for $77,950 which was foreclosed and transferred to other real estate owned.

Ninety-day loans increased by $83,000 in the quarter ended June 30, 1995. There were no material concentrations within this increase.

Potential problem loans were as follows at the dates set forth:

                                      06/30/95    03/31/95    12/31/94
                                      --------    --------    --------
                                       $   175     $   240     $   403


At June 30, 1995 the non-accrual loans were broken down as follows:

Residential Real Estate               $1,032               32%
Commercial Real Estate                 1,916               60%
Commercial - Secured                     156                5%
Commercial - Unsecured                    11                -%
Installment Loans                         61                2%
                                      ------
                                      $3,176
                                      ======

There is one major concentration within the balance of the non-accruing portfolio: a commercial real estate loan which comprises 48% of total non-accruing loans. This loan is fully secured; however, the borrower has filed for Chapter XI bankruptcy and the loan is being handled by the legal department. This loan is classified substandard and carries a 33% reserve.

There are four major concentrations within the classified loans: the above non-accrual loan, which comprises 28% of total classified loans. A second loan which comprises 21% of total classified loans is fully secured with real estate. This loan is classified substandard due to it being a workout loan and its only source of repayment is the sale/refinance of the real estate. However, the loan is current and accruing. A third loan, which comprises 9% of total classified loans, is secured with a combination of collateral including real estate and marketable securities. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. However, the loan is current and accruing. A fourth loan comprises 8% of total classified loans and is secured with real estate. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. The loan is current and accruing.

At June 30, 1995 $29,905 is classified as loss and is fully reserved.

Other real estate owned declined $506,000 in the quarter ended June 30, 1995 due primarily to the sale of three properties totalling $363,000 and the write down of one property for $126,000 based on a current valuation.

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

Liquidity and interest-rate sensitive positions are closely monitored by ALCO, which regularly examines and evaluates the potential impact of varying scenarios of market interest rates, balance sheet compositions and funding source requirements.

Liquidity of the Company's banking subsidiaries is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by the ability to raise funds in a variety of money markets. Liquidity is also provided by securities available for sale. As of June 30, 1995, securities held for sale amounted to $143,144,483.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1995. At June 30, 1995, the Company's Tier 1 risk-based capital and total capital ratios (as more fully described below) were 12.07% and 13.04%, respectively. The Company's leverage ratio was 8.69% at June 30, 1995. These ratios were well above the minimum capital requirements established by government agencies.

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

As of June 30, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 12.07%, 13.04%, and 8.69%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiaries, are well above industry averages.

Stockholders' equity and book value per share (not including unrealized losses on securities available for sale) as of June 30, 1995 increased to $37,855,966 and $10.47, respectively, from $37,217,311 and $10.42 per share as of June 30, 1994. These figures are net of dividends in the amounts of $903,864 and $870,589 in 1995 and 1994, respectively. Stockholders' equity and book value per share (including unrealized losses on available-for-sale securities, net of applicable income taxes) as of June 30, 1995 were $34,288,792 and $9.48, as compared to $33,739,396 and $9.45 as of June 30, 1994. It should be recognized that gains and unrealized losses on available-for-sale securities are not included in the statement of consolidated income until they are sold. All per-share figures for 1994 have been retroactively adjusted to reflect the three-percent stock dividend distributed in December 1994.

As of June 30, 1995, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The 1995 annual meeting of the stockholders of the Company was held on April 25, 1995. The table below sets forth the results of the votes taken:

1.    ELECTION                                  VOTES            VOTES
      OF DIRECTORS          VOTES FOR          AGAINST         WITHHELD
      ------------          ---------          -------         --------
      Norman M. Giller      3,272,886             23            35,930
      Barton S. Goldberg    3,273,179              0            35,660
      Emily Vernon          3,273,001            178            35,660

2. Proposal to Ratify the Grant of Stock Options to Non-Employee Directors of the Company or its Subsidiaries.

                                                VOTES
                            VOTES FOR          AGAINST          ABSTAIN
                            ---------          -------          -------
                            3,164,589          140,282           3,968

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCORP, INC.

   AUGUST 14, 1995               BARTON S. GOLDBERG
---------------------            ------------------------------
                                 Secretary-Treasurer (Principal
                                 Financial Officer and Director)

   AUGUST 14, 1995               SYED F. ZAFAR
---------------------            ------------------------------
                                 Senior Vice President & Comptroller
                                 (Principal Accounting Officer)