Form 10-Q
period 1995-09-30
JEFFERSON BANCORP INC
filed 1995-11-14
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

     [X]                SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE TRANSITION PERIOD FROM ___ TO ___.

--------------------------------------------------------------------------------
COMMISSION FILE NUMBER 0-6848

                             JEFFERSON BANCORP, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                       59-1284885
--------------------------------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

            301 ARTHUR GODFREY ROAD
            MIAMI BEACH, FLORIDA                           33140
--------------------------------------------------------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (305) 534-8341
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                        N/A
--------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           YES  X    NO ___

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                       CLASS                     OUTSTANDING AT OCTOBER 31, 1995
                       -----                     -------------------------------
1 - COMMON STOCK, $1.00 PAR VALUE, OF A SINGLE CLASS        3,665,042

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATE-
MENTS ARE FILED AS PART OF THIS
REPORT:
                                                     PAGES IN QUARTERLY REPORT
                                                     AS OF SEPTEMBER 30, 1995 TO
                                                     SECURITIES AND EXCHANGE
                                                     COMMISSION

CONSOLIDATED BALANCE SHEETS                                     3-4
STATEMENTS OF CONSOLIDATED INCOME                                5
STATEMENT OF CONSOLIDATED STOCK-
  HOLDERS' EQUITY                                                6
STATEMENTS OF CONSOLIDATED
  CASH FLOWS                                                     7
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS                                                    8-10


ITEM 2.           MANAGEMENT'S DISCUSSION AND
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                    11-21

                           PART II. OTHER INFORMATION

ITEM 6(a)         EXHIBITS FILED
                           NONE

      (b)         REPORTS ON FORM 8-K
                  NO REPORTS ON FORM 8-K HAVE BEEN
                  FILED DURING THE QUARTER FOR
                  WHICH THIS REPORT IS FILED

SIGNATURES                                                       22

PART I. FINANCIAL INFORMATION
       ----------------------

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30, 1995                 DECEMBER 31, 1994
                                                     (Unaudited)
                                                 ------------------                 -----------------
ASSETS
-------
 CASH AND DEMAND BALANCES DUE FROM BANKS             $11,966,120                       $14,542,225
                                                 ------------------                 -----------------

INVESTMENT SECURITIES
---------------------
 U.S. GOVERNMENT AGENCY                                    -                             1,491,135
 OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS (NON-TAXABLE)                             109,192                           124,302
 OTHER SECURITIES                                      1,139,349                         1,139,349
                                                 ------------------                 -----------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE
   MARKET VALUE 1995-$1,261,000;
   1994-$2,796,000)                                    1,248,541                         2,754,786
                                                 ------------------                 -----------------

SECURITIES AVAILABLE FOR SALE
-----------------------------
 U.S. TREASURY SECURITIES                              9,910,937                         9,313,125
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES        130,125,557                       102,059,332
 OBLIGATIONS OF STATES AND POLITICAL
  SUBDIVISIONS (NON-TAXABLE)                           5,676,051                         7,416,948
 COLLATERALIZED MORTGAGE OBLIGATIONS                   1,752,826                         2,341,048
                                                 ------------------                 -----------------
  TOTAL SECURITIES AVAILABLE FOR SALE
   (AT MARKET VALUE)                                 147,465,371                       121,130,453
                                                 ------------------                 -----------------

FEDERAL FUNDS SOLD AND OTHER
 SHORT-TERM INVESTMENTS                                2,200,000                           200,000
                                                 ------------------                 -----------------
LOANS                                                233,196,726                       203,476,490
LESS: UNEARNED INCOME                                  2,233,103                         2,109,361
   ALLOWANCE FOR CREDIT LOSSES                         2,452,395                         3,151,691
                                                 ------------------                 -----------------
TOTAL LOANS, NET                                     228,511,228                       198,215,438
----------------                                 ------------------                 -----------------
LOANS HELD FOR SALE                                      998,707                           830,237
                                                 ------------------                 -----------------
PREMISES AND EQUIPMENT, NET                            6,142,147                         5,920,469
                                                 ------------------                 -----------------
OTHER REAL ESTATE OWNED                                5,089,184                         5,600,219
                                                 ------------------                 -----------------
OTHER ASSETS                                          19,015,090                        15,081,953
                                                 ------------------                 -----------------
  TOTAL ASSETS                                      $422,636,388                      $364,275,780
--------------                                   ==================                 =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY             SEPTEMBER 30, 1995                 DECEMBER 31, 1994
------------------------------------                 (Unaudited)
                                                 ------------------                 -----------------
DEPOSITS:
---------
  DEMAND (NON-INTEREST-BEARING)                      $46,007,995                       $49,375,688
  SAVINGS                                             28,389,731                        32,572,061
  INTEREST-PAYING CHECKING                            68,464,103                        70,096,042
  MONEY MARKET ACCOUNTS                               39,470,260                        40,936,942
  CERTIFICATES AND PUBLIC FUNDS                      183,536,608                       113,888,669
                                                 ------------------                 -----------------
    TOTAL DEPOSITS                                   365,868,697                       306,869,402
    --------------
  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                    17,246,035                        25,844,770
  DEFERRED GAIN ON SALE OF BUILDINGS                      33,175                            37,265
  OTHER LIABILITIES                                    4,436,785                         2,154,050
                                                 ------------------                 -----------------
    TOTAL LIABILITIES                                387,584,692                       334,905,487
                                                 ------------------                 -----------------
COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------
STOCKHOLDERS' EQUITY:
---------------------
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000
   SHARES AUTHORIZED; ISSUED - SEPTEMBER 30,
   1995-3,866,080; DECEMBER 31, 1994-3,853,591
   SHARES                                              3,866,080                         3,853,591
  CAPITAL SURPLUS                                     28,195,862                        28,106,726
  RETAINED EARNINGS                                    8,843,958                         8,811,612
  TREASURY STOCK, AT COST-SEPTEMBER 30,1995-
   246,859 SHARES; DECEMBER 31, 1994-246,859
   SHARES                                             (2,401,204)                       (2,401,204)
  DEFERRED COMPENSATION                                 (535,088)                         (840,323)
  NET UNREALIZED (LOSSES) GAINS ON SECURITIES
   AVAILABLE-FOR-SALE (NET OF APPLICABLE
   INCOME TAXES)                                      (2,917,912)                       (8,160,109)
                                                 ------------------                 -----------------
    TOTAL STOCKHOLDERS' EQUITY                        35,051,696                        29,370,293
    ---------------------------                  ------------------                 -----------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $422,636,388                      $364,275,780
    ------------------------------------------   ==================                 =================
BOOK VALUE PER COMMON SHARE EXCLUDING
 UNREALIZED GAINS (LOSS) ON SECURITIES
 AVAILABLE FOR SALE                                       $10.49                            $10.41
                                                 ==================                 =================
BOOK VALUE PER COMMON SHARE                                $9.68                             $8.14
                                                 ==================                 =================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES               FOR THE QUARTER ENDED           FOR THE NINE MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                       1995             1994             1995             1994
                                                   (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                   -----------      -----------      -----------      -----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                        $5,658,054       $4,285,027      $16,343,892      $12,375,859
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                           124,347          124,932          369,472          380,047
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES     1,870,984        1,625,701        5,201,410        4,408,537
    OBLIGATIONS OF STATES AND POLITICAL
     SUBDIVISIONS-NON-TAXABLE                           64,685          240,641          246,906        1,013,823
    COLLATERIZED MORTGAGE OBLIGATIONS AND
     OTHER SECURITIES                                   49,081           60,259          153,868          119,860
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM
     INVESTMENTS                                       165,206           29,656          351,744          200,724
                                                    ----------       ----------      -----------      -----------
    TOTAL INTEREST INCOME                            7,932,357        6,366,216       22,667,292       18,498,850
                                                    ----------       ----------      -----------      -----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                              194,260          235,852          607,970          742,523
  INTEREST-PAYING CHECKING                             298,794          307,955          888,066          949,215
  MONEY MARKET ACCOUNTS                                235,702          221,626          684,456          718,835
  CERTIFICATES AND PUBLIC FUNDS                      2,860,294        1,014,000        6,871,211        2,352,158
 SHORT-TERM BORROWINGS                                 158,315          155,412          775,117          459,072
                                                    ----------       ----------      -----------      -----------
    TOTAL INTEREST EXPENSE                           3,747,365        1,934,845        9,826,820        5,221,803
                                                    ----------       ----------      -----------      -----------
    NET INTEREST INCOME                              4,184,992        4,431,371       12,840,472       13,277,047
  PROVISION FOR CREDIT LOSSES                                0           75,000          150,000          525,000
                                                    ----------       ----------      -----------      -----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                  4,184,992        4,356,371       12,690,472       12,752,047
                                                    ----------       ----------      -----------      -----------
OTHER INCOME:
  TRUST INCOME                                         335,896          239,987        1,017,394          831,235
  SERVICE CHARGES, COMMISSIONS AND FEES                303,219          330,887          936,164          938,364
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE,
   NET                                                       0          180,063          323,985        1,546,964
  OTHER OPERATING INCOME                                98,575             (579)         439,081          122,274
                                                    ----------       ----------      -----------      -----------
    TOTAL OTHER INCOME                                 737,690          750,358        2,716,624        3,438,837
                                                    ----------       ----------      -----------      -----------
OPEATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                     2,175,381        2,342,677        6,721,933        6,922,890
  OCCUPANCY EXPENSE, NET                               771,865          714,525        2,301,109        1,768,559
  OTHER OPERATING EXPENSES                           1,346,167        1,519,749        4,387,044        4,481,886
                                                    ----------       ----------      -----------      -----------
    TOTAL OPERATING EXPENSES                         4,293,413        4,576,951       13,410,086       13,173,335
                                                    ----------       ----------      -----------      -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES           629,269          529,778        1,997,010        3,017,549
  PROVISION FOR INCOME TAXES                           186,200          109,200          608,700          682,800
                                                    ----------       ----------      -----------      -----------
    NET INCOME                                        $443,069         $420,578       $1,388,310       $2,334,749
                                                    ==========       ==========      ===========      ===========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                 3,831,395        3,464,995        3,798,591        3,470,826
                                                    ==========       ==========      ===========      ===========
NET INCOME PER SHARE                                     $0.12            $0.12            $0.37            $0.67
                                                    ==========       ==========      ===========      ===========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
                                        5

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                                                                                      NET UNREALIZED
                                                                                                                      GAINS (LOSSES)
                                                                                                                      ON SECURITIES
                                                  COMMON       CAPITAL      RETAINED      TREASURY       DEFERRED       AVAILABLE
                                                   STOCK       SURPLUS      EARNINGS        STOCK      COMPENSATION      FOR SALE
                                                ----------   -----------   ----------   ------------   ------------   --------------
BALANCE, JANUARY 1, 1995                        $3,853,591   $28,106,726   $8,811,612   ($2,401,204)    ($840,323)     ($8,160,109)

    NET INCOME                                         -             -      1,388,310           -             -                -

    $.125 PER SHARE CASH DIVIDEND                      -             -       (451,764)          -             -                -

    $.125 PER SHARE CASH DIVIDEND                      -             -       (452,100)          -             -                -

    $.125 PER SHARE CASH DIVIDEND                      -             -       (452,100)          -             -                -

    EXERCISE OF STOCK OPTIONS (12,489 SHARES)       12,489        89,136          -             -             -                -

    AMORTIZATION OF DEFERRED COMPENSATION              -             -            -             -         305,235              -

    CHANGE IN NET UNREALIZED GAINS/(LOSSES)
       ON AVAILABLE-FOR-SALE SECURITIES                -             -            -             -             -          5,242,196
                                                ----------   -----------   ----------   ------------    ----------     ------------

BALANCE, SEPTEMBER 30, 1995                     $3,866,080   $28,195,862   $8,843,958   ($2,401,204)    ($535,088)     ($2,917,913)
                                                ==========   ===========   ==========   ============    ==========     ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1995                       1994
                                                                                    (Unaudited)                (Unaudited)
                                                                                    -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                                          $1,388,310                 $2,334,749
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                                         615,123                    544,588
  GAIN ON SALE OF BUILDINGS                                                              (4,090)                  (362,667)
  LOSSES AND WRITE-DOWN ON SALE OF OTHER REAL ESTATE OWNED                              138,562                     26,114
  GAIN ON SALE OF OTHER REAL ESTATE OWNED                                               (51,674)                  (128,465)
  PROVISION FOR CREDIT LOSSES                                                           150,000                    525,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                                      113,819                    112,865
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                                    (323,985)                (1,546,964)
  AMORTIZATION OF DEFERRED COMPENSATION                                                 305,235                    272,520
  SALE OF SECURITIES AVAILABLE FOR SALE                                              30,120,655                 68,383,417
  PROCEEDS FROM MATURITIES AND PAYDOWNS OF
    SECURITIES AVAILABLE FOR SALE                                                    20,664,272                  7,968,306
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                                         (66,375,465)               (75,567,482)
  ORIGINATION OF LOANS HELD FOR SALE                                                (18,845,676)               (37,780,611)
  DISPOSITION OF LOANS HELD FOR SALE                                                 18,677,206                 44,230,048
  DECREASE (INCREASE) IN OTHER ASSETS                                                (9,268,201)                 4,777,523
  INCREASE IN OTHER LIABILITIES                                                       2,282,735                  1,595,161
                                                                                    -----------                -----------
 NET CASH (USED)/PROVIDED BY OPERATING ACTIVITIES                                   (20,413,174)                15,384,102
                                                                                    -----------                -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET (INCREASE) DECREASE IN LOANS                                                   (30,445,790)               (17,654,180)
 PURCHASES OF INVESTMENT SECURITIES                                                         -                   (1,728,869)
 PROCEEDS FROM MATURITIES OF INVESTMENT SECURITIES                                    1,506,245                        -
 NET (INCREASE) DECREASE IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS                          (2,000,000)                 3,400,000
 DISPOSITION OF OTHER REAL ESTATE OWNED                                                 836,842                    943,408
 ACQUISITION OF OTHER REAL ESTATE OWNED                                                (412,695)                  (850,598)
 PURCHASES OF PREMISES AND EQUIPMENT                                                   (793,754)                (1,710,262)
                                                                                    -----------                -----------
 NET CASH (USED) / PROVIDED BY INVESTING ACTIVITIES                                 (31,309,152)               (17,600,501)
                                                                                    -----------                -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE (DECREASE) IN DEPOSITS                                                 58,999,295                 (7,868,598)
 NET (DECREASE) INCREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                     (8,598,735)                 6,443,620
 NET INCREASE IN FEDERAL RESERVE BANK BORROWINGS                                            -                    6,000,000
 PAYMENT OF CASH DIVIDENDS                                                           (1,355,964)                (1,305,109)
 PURCHASE OF TREASURY STOCK                                                                 -                     (573,871)
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                                101,625                    426,260
                                                                                    -----------                -----------
 NET CASH PROVIDED / (USED) BY FINANCING ACTIVITIES:                                 49,146,221                  3,122,302
                                                                                    -----------                -----------
 NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                                     (2,576,105)                   905,903
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR                        14,542,225                 13,540,868
                                                                                    -----------                -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER 30,                           $11,966,120                $14,446,771
                                                                                    ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                                       $8,033,068                 $4,567,000
                                                                                    ===========                ===========
 INCOME TAX PAYMENTS                                                                   $405,000                   $445,000
                                                                                    ===========                ===========

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

Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." The Statement requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical matter, at the loan's observable market value or fair value of the collateral if the loan is collateral dependent. Adoption of this Statement did not have a material impact on the Company's consolidated financial position or results of operations.

(B)      RESTRICTED STOCK, STOCK OPTION AND NON-QUALIFIED OPTION PLANS

RESTRICTED STOCK PLAN - On September 1, 1989, the Company adopted a restricted stock plan (the "Restricted Plan") whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the execu tive's salary and length of time employed by the Company. The stock issued in connection with the Restricted Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the Restricted Plan and is then amortized as compensation expense over the vesting period. At September 30, 1995, 68,654 shares were available for future awards.

STOCK OPTION PLANS - Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At September 30, 1995, the total number of stock options available for future grants were 88,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options.

The following table presents additional information concerning the activity in these stock option plans:

                                                                      OPTION PRICE
                                                            -----------------------------
                                           NUMBER OF         AVERAGE
                                            SHARES          PER SHARE           AGGREGATE
Options outstanding:
January 1, 1992                             289,006           $8.64             $2,496,805
Grants                                       30,000            8.38                251,400
3% stock dividend                             9,570               -                    -
                                            -------                             ----------
Options outstanding:
December 31, 1992                           328,576            8.37              2,748,205
Grants                                       25,000            9.90                247,500
3% stock dividend                               750               -                    -
Exercised                                   (28,623)           8.37               (239,548)
Rescissions                                 (30,044)           8.25               (247,800)
                                            -------                             ----------
Options outstanding:
December 31, 1993                           295,659            8.49              2,508,357
Grants                                       88,000           10.16                893,813
3% stock dividend                             2,640              -                     -
Exercised                                   (28,224)           7.64               (215,546)
Recision                                    (29,802)           7.83               (233,330)
                                            -------                             ----------
Options outstanding:
December 31, 1994                           328,273            9.00              2,953,294
Grants                                        1,000           13.25                 13,250
Exercised                                   (12,489)           8.14               (101,628)
                                            -------                             ----------
Options outstanding:
September 30, 1995                          316,784            9.04             $2,864,916
                                            =======                             ==========

Options exercisable at
December 31, 1994                           309,348
                                            =======

September 30, 1995                          315,534
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

                                                                      OPTION PRICE
                                                            -----------------------------
                                           NUMBER OF         AVERAGE
                                            SHARES          PER SHARE           AGGREGATE
Options outstanding:
January 1, 1992
Grants                                      110,000           $7.75             $  852,500

3% stock dividend                             3,300               -                    -
                                            -------                             ----------
Options outstanding:
December 31, 1992                           113,300            7.53                852,500
Grants                                       27,500           10.00                275,000
3% stock dividend                               825               -                    -
                                            -------                             ----------
Options outstanding:
December 31, 1993                           141,625            7.97              1,127,500
Grants                                       27,500           10.13                278,438
3% stock dividend                               825                                    -
Exercised                                   (29,200)           7.53               (219,713)
                                            -------                             ----------
Options outstanding:
December 31, 1994
and September 30, 1995                      140,750            8.43             $1,186,225
                                            =======                             ==========

Options exercisable at:
December 31, 1994                           140,750
                                            =======

September 30, 1995                          140,750
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

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the first nine months ended September 30, 1995, the Company accrued approximately $463,995 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

(D) RECLASSIFICATION: Certain amounts in the prior period in the consolidated financial statements have been reclassified for comparative purposes.

(E) OTHER REAL ESTATE OWNED: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or estimated fair value at the time the loan is foreclosed or deemed foreclosed in substance. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

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

The amounts the Company could ultimately recover from property acquired by foreclosure or deed in lieu of foreclosure could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment.

(F) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, has become a subsidiary of the Company and has been renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through September 30, 1995 totalled $529,000.

       .
(G) INCOME TAXES: Deferred taxes are provided for timing differences between income reported for financial reporting and for income tax purposes. The Company files consolidated income tax returns.

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

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
Management's discussion and analysis of
financial condition and results of operations - (continued)

NET INTEREST INCOME, AVERAGE BALANCES                  QUARTER ENDED SEPT. 30, 1995       QUARTER ENDED SEPT. 30, 1994
AND AVERAGE RATES
(IN THOUSANDS)                                        AVERAGE                 AVERAGE    AVERAGE                 AVERAGE
                                                      BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
   government guaranteed loans (1)                    $219,310     $5,228      9.46%     $171,823     $4,010      9.26%
  Installment loans, net of unearned income             12,184        302      9.91%        6,976        173      9.90%
Investment securities and securities available
 for sale:
  U.S. Treasury securities                              10,201        125      4.86%       10,248        125      4.84%
  Securities of other U.S. Government agencies         132,840      1,870      5.63%      113,432      1,626      5.73%
  Obligations of states and political subdivisions
   (non-taxable) (2)                                     5,336         99      7.44%       17,485        364      8.33%
  Collateralized mortgage obligations and
   other securities                                      3,161         49      6.20%        4,170         74      7.08%
  Federal funds sold and other short-term investments   11,123        165      5.89%        2,691         30      4.38%
                                                      --------     ------                --------     ------
      Total interest-earning assets (2)               $394,154      7,838      7.89%     $326,826      6,401      7.77%
                                                      ========     ------                ========     ------

KEY LIABILITIES:
  Deposits:
    Savings                                             30,106        194      2.56%       34,782        236      2.69%
    Interest-paying checking                            70,205        299      1.69%       73,228        308      1.67%
    Money market                                        43,327        236      2.16%       40,718        222      2.16%
    Certificates                                       142,313      2,214      6.17%       74,544        700      3.73%
    Public funds                                        40,704        646      6.30%       23,834        314      5.23%
                                                      --------     ------                --------     ------
      Total deposits                                   326,656      3,589      4.36%      247,106      1,780      2.86%
  Borrowings                                            18,370        158      3.41%       20,565        155      2.99%
                                                      --------     ------                --------     ------
      Total interest-bearing liabilities               345,025      3,747      4.31%      267,670      1,935      2.87%
                                                      --------     ------                --------     ------
      Total noninterest-bearing liabilities             48,693                             48,665
                                                      --------                           --------
                                                      $393,718                           $316,335
                                                      ========                           ========
  Net interest income/spread (2)                                   $4,091      3.58%                  $4,466      4.90%
                                                                   ======                             ======
  Net interest income as a percent of total
   average interest-earning assets (2)                                         4.12%                              5.42%

       (1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately
           $66,000 and $124,000 for quarters ended 1995 and 1994, respectively.
       (2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
Management's discussion and analysis of
financial condition and results of operations - (continued)

NET INTEREST INCOME,          NINE MONTHS ENDED SEPT. 30, 1995   NINE MONTHS ENDED SEPT. 30, 1994       YEAR ENDED SEPT. 30, 1994
AVERAGE BALANCES AND
AVERAGE RATES                 AVERAGE                 AVERAGE    AVERAGE                 AVERAGE    AVERAGE                 AVERAGE
(IN THOUSANDS)                BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE      BALANCE     INTEREST     RATE
INTEREST-EARNING ASSETS:
Loans and loans held
 for sale:
  Real estate, commercial and
   financial and government
   guaranteed loans (1)       $208,184      14,752     9.47%     $167,268      11,341     9.07%     $171,275     $15,700     9.17%
  Installment loans, net of
   unearned income              10,711         781     9.72%        6,339         474     9.97%        6,701         664     9.91%
Investment securities and
 securities available
 for sale:
  U.S. Treasury securities      10,213         370     4.84%       10,389         380     4.89%       10,351         504     4.87%
  Securities of other U.S.
   Government agencies         124,983       5,201     5.55%      104,858       4,409     5.61%      107,534       6,033     5.61%
  Obligations of states and
   political subdivisions
   (non-taxable) (2)             6,575         374     7.59%       23,859       1,536     8.58%       20,023       1,708     8.53%
  Collateralized mortgage
   obligations and other
   securities                    3,349         155     6.17%        4,919         120     3.25%        4,640         172     3.70%
  Federal funds sold and
   other short-term
   investments                   8,365         352     5.63%        8,492         201     3.16%        6,734         220     3.26%
                              --------     -------               --------     -------               --------     -------
      Total interest-earning
       assets (2)             $372,380      21,985     7.89%     $326,124      18,461     7.57%     $327,258      25,001     7.64%
                              ========     -------               ========     -------               ========     -------

KEY LIABILITIES:
  Deposits:
    Savings                     30,809         608     2.64%       38,722         743     2.56%       37,417         968     2.59%
    Interest-paying checking    70,613         888     1.68%       75,902         949     1.67%       75,126       1,257     1.67%
    Money market                41,391         685     2.21%       44,391         719     2.16%       43,402         944     2.17%
    Certificates               119,463       5,319     5.95%       75,855       1,936     3.41%       76,727       2,821     3.68%
    Public funds                34,515       1,552     6.01%       11,108         416     5.01%       14,786         767     5.19%
                              --------     -------               --------     -------               --------     -------
      Total deposits           296,791       9,052     4.08%      245,978       4,763     2.59%      247,458       6,757     2.73%
  Borrowings                    26,635         775     3.89%       21,390         459     2.87%       21,930         676     3.08%
                              --------     -------               --------     -------               --------     -------
      Total interest-bearing
       liabilities             323,426       9,827     4.06%      267,368       5,222     2.61%      269,388       7,433     2.76%
                              --------     -------               --------     -------               --------     -------
      Total noninterest-
       bearing liabilities      49,079                             50,556                             49,751
                              --------                           --------                           --------
                              $372,505                           $317,924                           $319,139
                              ========                           ========                           ========
  Net interest
   income/spread (2)                       $12,158     3.83%                  $13,239     4.96%                  $17,568     4.88%
                                           =======                            =======                            =======
  Net interest income as a
   percent of total average
   interest-earning
   assets (2)                                          4.37%                              5.43%                              5.37%

       (1)  Average balances include nonaccrual loans and interest income includes fees on loans of approximately
            $507,000 and $336,000 for the nine months ended September 30, 1995 and 1994, and $493,000 for the year ended December 31, 1994, respectively.
       (2)  Interest income includes the effects of taxable-equivalent adjustment, using a 34 % tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

As shown in the Net Interest Income analysis on pages 13 and 14, the total average daily balance of the Company's consolidated interest-earning assets for the nine months ended September 30, 1995 increased by $45,122,000, or 14%, from the total average daily balance for the year ended December 31, 1994. The primary cause of the growth in average interest-earning assets in the first nine months of 1995 was the increase in the Company's loans. The average balance of such loans increased by $40,919,000, or 23%. At the same time, the average daily balance of the Company's portfolio of securities of other U.S. Government agencies increased by $17,449,000, or 16%. The increase in the Company's portfolio of loans and securities of other U.S. Government agencies in the first nine months of 1995 was accomplished by the use of proceeds of the sale of securities held for sale, and by the growth in the average balance of certificates of deposits, public funds and borrowings. The total average daily balance of the Company's key liabilities for the nine months ended September 30, 1995, was $372,505,000 as compared to $319,139,000 for the year ended December 31, 1994, an increase of $53,366,000, or 17%. The primary cause of the growth in the average balance of key liabilities was the increase in the average daily balance of certificates of deposit, which increased by $43,736,000, or 58%, public funds deposits, which increased by $19,729,000, or 133%, and borrowings (federal funds purchased and securities sold under agreements to repurchase), which increased by $4,705,000, or 21%. At the same time, the average daily balance of savings deposits decreased by $6,608,000, or 18%; interest-paying checking deposits decreased by $4,513,000, or 6%, money market deposits decreased by $2,011,000, or 5%, and demand deposits decreased by $672,000, or 1%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1995 was $1,388,310 compared to $2,334,749 for the comparable period in 1994. Per-share net income for the nine months ended September 30, 1995 was $.37 compared to $.67 for the comparable period in 1994. The decline in consolidated net income for the nine months ended September 30, 1995 was primarily due to a decrease of $1,222,979 in gains from security transactions. The gains from security transactions during the first nine months of 1995 were $323,985 as compared to $1,546,964 in the comparable period in 1994. The other contributing factor for lower net income in the first nine months of 1995 was an increase of $532,550, or 30%, in occupancy expense. Occupancy expense in the first nine months of 1994 included gains of $361,303 on sale of buildings, which completed its amortization period in 1994. Occupancy expense in the first nine months of 1995 had no such gain.

Consolidated net income for the quarter ended September 30, 1995 was $443,069 compared to $420,578 for the comparable period in 1994, an increase of 5%. Per share net income for the quarter ended September 30, 1995 was $.12, compared to $.12 for the comparable period in 1994. The increase in consolidated net income was primarily due to the $283,538 decrease in total operating expenses.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis inclusive of loan service charge income) for the first nine months of 1995 was $1,081,000 lower than the comparable period in 1994, a decrease of 8%. A primary reason for this decrease was a decline in the net interest spread, or the spread between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities, during the nine months ended September 30, 1995. The Company's net interest income on the same basis for the quarter ended September 30, 1995 was $375,000 lower than the comparable period in 1994, a decrease of 8%. A primary reason for this decrease was a decline in the net interest spread during the quarter ended September 30, 1995.

In the first nine months of 1995, the net interest spread decreased by 113 basis points from the comparable period in 1994, or 23%. This decrease was caused by a change in the average cost of funds on total interest-bearing liabilities, which increased to 4.06% for the nine months ended September 30, 1995 from 2.61% for the comparable period in 1994. The higher average rate earned on average total interest-earning assets mitigated to some extent the impact of the increase in the average cost of funds. The average rate earned on interest-earning assets increased from 7.57% for the nine months ended September 30, 1994 to 7.89% for the comparable period in 1995. The spread for the quarter ended September 30, 1995 decreased by 132 basis points from the comparable period in 1994, or 27%. This decrease was caused by the higher cost of funds on average total interest-bearing liabilities; although the average rate earned on interest-earning assets increased to 7.89% for the quarter ended September 30, 1995 from 7.77% for the comparable period in 1994, the interest spread was lower because the average rate paid on interest-bearing liabilities increased to 4.31% from 2.87%.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends, and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. In the first nine months of 1995, the provision for credit losses amounted to $150,000 versus $525,000 in the comparable period of 1994. In the quarter ended September 30, 1995, this expense amounted to none versus $75,000 in the comparable period of 1994.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER OPERATING INCOME

Other income for the first nine months of 1995 totaled $2,716,624 as compared to $3,438,837 for the first nine months of 1994, a decrease of 21%. Other income for the quarter ended September 30, 1995 was $737,690 as compared to $750,358 for the quarter ended September 30, 1994, a decrease of 2%. Trust income increased for the nine- and three-month periods because of an increase in estate fees.

Gain on sale of securities available for sale for the first nine months of 1995 was $323,985 as compared to $1,546,964 for the comparable period in 1994 and none for the quarter ended September 30, 1995 as compared to $180,063 for the comparable period of 1994. The portfolio of securities available for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Other operating income increased for the nine- and three-month periods ended September 30, 1995 because of the interest income earned on the executive life insurance plan of $329,445 and $109,815, respectively, as compared to no such gains for the comparable periods in 1994.

OPERATING EXPENSES

Total operating expenses for the first nine months of 1995 were $13,410,086 as compared to $13,173,335 for the first nine months of 1994, an increase of 2%. The operating expenses for the quarter ended September 30, 1995 were $4,293,413 as compared to $4,576,951 for the quarter ended September 30, 1994, a decrease of 6%. Personnel expenses decreased for the nine- and three-month periods ended September 30, 1995 primarily due to normal attrition in staff. The occupancy expenses increased for the nine- and three-month periods ended September 30, 1995 because of non-availability of gain on the sale of buildings, which completed its amortization period in 1994. Other operating expenses were $4,387,044 for the nine-month period and $1,346,167 for the quarter ended September 30, 1995, decreases of 2% and 11%, respectively, over comparable periods in 1994. These decreases were due mainly to a reduction in regulatory assessments to $378,182 for the nine months ended September 30, 1995 and $4,474 for the quarter ended September 30, 1995 as compared to $593,788 and $183,929, respectively, for the comparable periods in 1994.

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

Interest-sensitivity analysis is valuable tool in assessing the potential impact of interest rate changes on net interest income. The Company's interest-sensitivity position is closely monitored by ALCO, which regularly examines and evaluates the potential impact of varying scenarios of market interest rates and balance sheet composition. Other factors, however, such as changes in balance sheet mix and interest rate spread relationships, also play a vital role in maximizing net interest income.

On September 30, 1995, the Company was liability-sensitive (rate-sensitive liabilities in excess of rate-sensitive assets) with respect to rate-sensitive assets and rate -sensitive liabilities with maturities of 3 months to five years, with a negative cumulative interest rate sensitivity gap as a percentage of total interest-sensitive earning assets of 13.54 percent. This means that the Company's interest-sensitive liabilities reprice faster than its interest-sensitive assets.

The Company's interest-sensitivity position at September 30, 1995, is presented below:

Interest Rate Sensitivity Analysis
(Dollars in thousands)
                                     0-3        3-12        1-5         OVER
SEPTEMBER 30, 1995                 MONTHS      MONTHS      YEARS      5-YEARS      TOTAL
------------------                 ------      ------      -----      -------      -----
Investment securities and
 securities available
 for sale                         $ 23,119    $  2,997    $ 62,847    $ 59,752    $148,715
Federal funds sold and other
  short-term investments             2,200          --          --          --       2,200
Loans and loans held for sale       91,993      32,584      66,894      40,492     231,963
                                  --------    --------    --------    --------    --------
Earning assets                     117,312      35,581     129,741     100,244     382,878
Deposits:
  Interest-paying checking*             --          --      68,464          --      68,464
  Money market                      39,470          --          --          --      39,470
  Savings                               --          --      28,390          --      28,390
  Certificates of deposit
   and public funds                  9,636     111,963      59,301       2,637     183,537
Federal funds purchased
  and other short-term
  borrowings                        17,246          --          --          --      17,246
                                  --------    --------    --------    --------    --------
Interest-bearing liabilities        66,352     111,963     156,155       2,637     337,107
                                  --------    --------    --------    --------    --------

Interest-sensitivity gap          $ 50,960    $(76,382)   $(26,414)   $ 97,607    $ 45,771
                                  ========    ========    ========    ========    ========

Cumulative gap                    $ 50,960    $(25,422)   $(51,836)   $ 45,771
                                  ========    ========    ========    ========

Cumulative gap to total
 earning assets (%)                  13.31       (6.64)     (13.54)      11.95
                                     =====       =====      ======       =====

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

RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The table below presents an analysis of consolidated risk elements of the Company classified as follows: (a) non-accrual loans; (b) 90-day loans; and (c) troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                 (In Thousands)

                                   9/30/95    06/30/95    03/31/95    12/31/94
                                   -------    --------    --------    --------
(a)  Non-accrual loans             $ 2,652     $ 3,176     $ 3,785     $ 4,265
(b)  90-day loans                      656         146          63       1,050
(c)  Troubled debt restructurings    NONE        NONE        NONE        NONE
(d)  Other Real Estate Owned         5,125       5,103       5,609       5,600

Non-accrual loans decreased $524,000 in the quarter ended September 30, 1995 due primarily to two loans totalling $1,761,000. One loan for $241,000 was paid in full. With respect to a second loan for $1,520,000, $35,000 was paid, $385,000 was charged off, and $1,100,000 was in process of being restructured.

Ninety-day loans increased by $510,000 in the quarter ended September 30, 1995 due primarily to three loans totalling $496,000. One loan for $220,000 is a slow pay residential real estate loan. A payment was made in October and the loan is now 60 days past due. A second loan for $175,000 is in the process of being restructured by the SBA (the loan represents purchase of the guaranteed portion only). A third loan for $101,000 has become current.

Potential problem loans were as follows at the dates set forth:

           9/30/95      6/30/95      03/31/95     12/31/94
           -------      -------      --------     --------
           $  175       $  175        $  240       $  403

At September 30, 1995 the non-accrual loans were broken down as follows:

Residential Real Estate                             $   673                25%
Commercial Real Estate                                1,790                68%
Commercial - Secured                                    154                 6%
Commercial - Unsecured                                    6                 -%
Installment Loans                                        29                 1%
                                                    -------
                                                    $ 2,652
                                                    =======

There is one major concentration within the non-accruing portfolio: a commercial real estate loan which comprises 41% of total non-accruing loans. This borrower has reorganized after Chapter XI bankruptcy. The loan is real estate secured. The loan has been restructured which resulted in a charge-off of $385,000. The charge-off was fully covered by reserves. The loan is classified substandard.

There are four major concentrations within the classified loans: the above non-accrual loan, which comprises 23% of total classified loans. A second loan which comprises 24% of total classified loans is fully secured with real estate. This loan is classified substandard due to it being a workout loan and its only source of repayment is the sale or refinance of the real estate. However, the loan is current and accruing. A third loan, which comprises 11% of total classified loans, is secured with a combination of collateral including real estate and marketable securities. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. However, the loan is current and accruing. A fourth loan comprises 10% of total classified loans and is secured with residential real estate. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. The loan is current and accruing.

At September 30, 1995 there are no loans classified as loss.

Other real estate owned remained relatively unchanged during the quarter ended September 30, 1995.

The Company adopted SFAS 114, as amended by SFAS 118, effective January 1, 1995. This did not have a material impact on the Company's results of operations or on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve of possible credit losses. At September 30, 1995, the recorded investment in loans that was considered impaired under SFAS 114 was $1,100,000. These loans required a SFAS 114 reserve for possible credit losses of $110,000. These loans were on a non-accrual status as of September 30, 1995.

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

Liquidity of the Company's banking subsidiaries is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by the ability to raise funds in a variety of money markets. Liquidity is also provided by securities available for sale. As of September 30, 1995, securities available for sale amounted to $147,465,000.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1995. At September 30, 1995 the Company's total and Tier 1 risk-based capital ratios (as more fully described below) were 12.36% and 13.24%, respectively. The Company's leverage ratio was 8.51% at September 30, 1995. These ratios were well above the minimum capital requirements established by government agencies.

The Company and its banking subsidiaries are subject to a minimum Tier 1 capital to risk-rated assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-rated asset ratio of 8%. The Federal Reserve Board has also established additional capital adequacy guidelines referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average assets. The most highly rated bank holding companies will be required to maintain a Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. The FDIC Improvement Act of 1991 ("FDICIA") requires the establishment of a capital-based supervisory system of prompt corrective action of all depository institutions. The Board's regulations under FDICIA define "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based ratio of 10%, and Tier 1 leverage ratio of 5%.

As of September 30, 1995, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 12.36%, 13.24%, and 8.51%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiaries, are well above industry averages.

Stockholders' equity and book value per share (not including unrealized losses on securities available-for-sale) as of September 30, 1995 increased to $37,969,608 and $10.49, respectively, from $37,182,596 and $10.44 per share as of September 30, 1994. These figures are net of dividends in the amounts of $1,355,964 and $1,305,109 in 1995 and 1994, respectively. Stockholders' equity and book value per share (including unrealized losses on securities available for sale, net of applicable income taxes) as of September 30, 1995 were $35,051,696 and $9.68,as compared to $32,313,653 and $9.07 as of September 30,
1994. It should be recognized that unrealized gains and losses on available-for-sale securities are not included in the statement of consolidated income until they are sold. All per-share figures for 1994 have been retroactively adjusted to reflect the three-percent stock dividend distributed in December 1994.

As of September 30, 1995, the Company had no material commitments for capital expenditures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


JEFFERSON BANCORP, INC.




     NOVEMBER 13, 1995                       /s/ BARTON S. GOLDBERG
---------------------------                  -----------------------------------
                                             Secretary-Treasurer (Principal
                                             Financial Officer and Director)


     NOVEMBER 13, 1995                       /s/ SYED F. ZAFAR
---------------------------                  -----------------------------------
                                             Senior Vice President & Comptroller
                                             (Principal Accounting Officer)