Form 10-K405
period 1995-12-31
JEFFERSON BANCORP INC
filed 1996-04-01
CIK 53316

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED DECEMBER 31, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER: 0-6848

                            JEFFERSON BANCORP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                      59-1284885
     (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)


         301 ARTHUR GODFREY ROAD                 33140
          MIAMI BEACH, FLORIDA                (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (305) 534-8341
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                (TITLE OF CLASS)
                         COMMON STOCK, $1.00 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]       No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Common Stock held by non-affiliates of the registrant as of February 29, 1996: $30,506,216

     Number of shares of Common Stock outstanding as of February 29, 1996:
3,810,689

DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy statement for the 1996 Annual Meeting of Stockholders, portions of which are incorporated into Part III hereof.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

TABLE OF CONTENTS

                                                                                             PAGE
                                                                                             -----

PART I

Item 1.   Business..........................................................................     1

Item 2.   Properties........................................................................     8

Item 3.   Legal Proceedings.................................................................     9

Item 4.   Matters Submitted to Stockholders' Vote...........................................     9

PART II

Item 5.   Market Information and Related Stockholder Matters................................    10

Item 6.   Selected Financial Data...........................................................    11

Item 7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................................    12

Item 8.   Financial Statements and Supplementary Data.......................................    17

Item 9.   Changes in and Disagreements With Accountants.....................................    32

PART III

Item 10.  Directors and Executive Officers of the Registrant................................    32

Item 11.  Executive Compensation............................................................    32

Item 12.  Security Ownership of Certain Beneficial Owners
              and Management................................................................    32

Item 13.  Certain Relationships and Related Transactions....................................    32

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................................................    32

Signatures..................................................................................    33

PART I
ITEM 1. BUSINESS

Jefferson Bancorp, Inc. (the 'Company') was organized under the laws of Florida in April 1969 and is a registered bank holding company under the Bank Holding Company Act of 1956. In 1995 it conducted its banking operation through two subsidiaries, Jefferson Bank of Florida ('Jefferson Florida') and Jefferson Bank, Broward ('Jefferson Broward'). The smaller of the two, Jefferson Broward, was sold on February 14, 1996 to Peoples National Bank of Commerce, Miami. Jefferson Florida, originally chartered in 1963 as Jefferson National Bank, was created in December 1993 as a result of the merger of Jefferson National Bank with Jefferson National Bank at Sunny Isles and the change from a federally chartered to a state-chartered Federal Reserve member bank. It operates nine offices in Dade, Broward and Palm Beach Counties in South Florida and has branches in Key Biscayne, Miami Beach, North Miami Beach, Hollywood, Fort Lauderdale and Boca Raton. Jefferson Florida is engaged in the general banking business, accepting funds for deposit, making loans, transmitting funds, renting safe deposit boxes and performing other banking services as usual and customary for banks of similar size and character. It established a mortgage banking division as a profit center in June 1991 to provide retail mortgages to customers and non-customers.

Jefferson Florida also operates a trust department to service its customers. When it began business in 1964, it was the first bank in Dade County to open with a full service trust department. The trust department has experienced constant growth throughout the years. Trust assets under administration on December 31, 1995 exceeded $187 million.

During 1995 certain of the directors and officers of the Company, corporations of which they were directors or officers, and partnerships of which they were members, were customers of, and had transactions with, the Company's subsidiary banks in the ordinary course of business. All loans and commitments included in such transactions were made on the same basic terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features.

The results of the Company's operations, like those of other financial institution holding companies, are affected by the Company's asset and liability management policies, as well as factors beyond the Company's control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for mortgage financing and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting the supply of housing and the availability of funds. Deposit flows and cost of funds are influenced by yields available on competing investments and by general market rates of interest.

Responsibility for the management of each of the Company's subsidiaries remains with the board of directors and officers of the subsidiary in question, although certain of the directors and officers of the Company are also directors and officers of one or more of its subsidiaries. The Company provides special services to the subsidiary banks in various areas of banking policy and investments, marketing, and consumer and commercial lending. The Company charges what it believes to be reasonable fees to the subsidiary banks for such services. Such amounts are not included in the consolidated financial statements as they are eliminated in consolidation.

JEFFERSON BANK OF FLORIDA

Jefferson Florida began business in March 1964. Its main office is located in a retail business district on Arthur Godfrey Road, the major east-west artery linking Miami Beach with Miami, and is near several of the principal hotels and luxury high-rise apartment buildings on Miami Beach. The service areas of the Main and Giller Building branch offices encompass the entire municipality of Miami Beach, which has gained national attention for its unique commercial and residential architecture. The resurgence of Miami Beach continues to attract both domestic and foreign investors. The resort hotel and tourist industries continue to thrive, new first class hotel rooms support the renovated convention center, and revitalization of the Art Deco District continues. Construction of high-rise rental and condominium apartment buildings continues to contribute to the significant increase in the area's residential population.

The Sunny Isles and nearby Beachside branch offices serve northeast Dade County and southeast Broward County. This oceanfront community, which caters to year-round tourist trade from the United States, Canada and Europe, has also attracted high-rise condominium developers. In addition to the increase in residential housing, the completion of new bridges and highways has opened the area to new business opportunities. The Mystic Pointe/Aventura branch is located within the confines of a unique high-rise community. Mystic Pointe is wholly within the Turnberry Isles, an enclave of some of the most fabulous real estate in the world, championship golf, world-class yachting, glamorous clubs and restaurants, international resort hotels and rich and famous celebrity residents and visitors. Turnberry Isle is within Aventura, one of the fastest-growing upscale communities in Florida.

The Key Biscayne branch services an exclusive island community located ten minutes from downtown Miami. Key Biscayne has some of the highest property values and per capita income in South Florida. In September 1993 the branch moved into a new facility which is conveniently located in one of the two shopping centers on Key Biscayne anchored by a major supermarket.

The St. Andrews branch services a newer residential and commercial trade area in Boca Raton located in southern Palm Beach County. The branch is located on a main thoroughfare in a high-traffic shopping center adjacent to luxury residential communities and professional complexes. The Hollywood branch is in a well-established location situated on the main east-west artery in the business district of the City of Hollywood. Surrounded by small businesses, professional and nearby residential communities, the Hollywood branch enjoys a mixed customer base.

The Courthouse branch is situated in downtown Ft. Lauderdale and, as the name implies, it is in close proximity to the Broward County courthouse. Its customers include attorneys and certified public accountants.

JEFFERSON BANK, BROWARD

Jefferson Broward, formerly Broward Bank, a subsidiary of Broward Bancorp, was acquired by the Company in September 1987. The Bank was initially organized as a national bank in 1977 and became a state-chartered bank in 1982. The clientele is mostly retail and the market has undergone cosmetic changes which have attracted new shopping centers. Effective at the close of business February 14, 1996, the Company sold its 100% interest in this banking subsidiary, with assets of approximately $24 million, to Peoples National Bank of Commerce, Miami.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of the Company for the year ended December 31, 1995, set forth on pages 12 through 16 and pages 17 through 31, of this report, respectively.

The average statistical data presented in this report are generally based on daily average balances for the Company's subsidiary banks. Use of monthly or quarterly balances does not materially affect average statistical data presented in this report.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The following table shows the average balances of the Company's assets, liabilities and stockholders' equity for the years ended December 31, 1995, 1994 and 1993. For an explanation of fluctuations between 1995, 1994 and 1993, see 'Material changes in financial condition' in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12 through 16 of this report.

                                         1995       1994       1993
                                       --------   --------   --------
                                               (In Thousands)
ASSETS
INTEREST-EARNING ASSETS
Loans, net of unearned income          $224,307   $177,976   $169,022
Investment securities and securities
 available for sale:
   Taxable                              139,426    122,525    117,003
 Non-taxable                              6,273     20,023     30,943
Federal funds sold and other
 short-term investments                   7,376      6,734     23,387
                                       --------   --------   --------
   Total interest-earning assets        377,382    327,258    340,355
Non-interest-earning assets              34,928     28,343     33,602
                                       --------   --------   --------
Total assets                           $412,310   $355,601   $373,957
                                       --------   --------   --------
                                       --------   --------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES
Deposits (Interest-bearing):
 Savings and interest-paying checking  $100,357   $112,543   $120,681
 Time                                   202,325    134,915    142,815
                                       --------   --------   --------
   Total Deposits (Interest-bearing)    302,682    247,458    263,496
Borrowings                               24,982     21,930     22,209
                                       --------   --------   --------
   Total interest-bearing liabilities   327,664    269,388    285,705
Non-interest-bearing deposits            49,520     49,751     49,096
Other liabilities                         1,320      2,872      3,383
                                       --------   --------   --------
   Total liabilities                    378,504    322,011    338,184
Stockholders' equity                     33,806     33,590     35,773
                                       --------   --------   --------
   Total liabilities and
     stockholders' equity              $412,310   $355,601   $373,957
                                       --------   --------   --------
                                       --------   --------   --------

NET INTEREST INCOME AND INTEREST DIFFERENTIAL

See the information set forth in Table 1, 'Net interest income, average balances and average rates,' on page 15 of this report, regarding average interest-earning assets and interest-bearing liabilities, together with the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, during 1995, 1994 and 1993.

See the information set forth for 1995, 1994 and 1993 in Table 2, 'Analysis of changes in net interest income,' on page 16 of this report, which explains the changes in net interest income from 1994 to 1995 and from 1993 to 1994.

For purposes of the analysis presented in Tables 1 and 2, non-accruing loans are included in the captions 'Real estate, commercial and financial and government-guaranteed loans' and 'Installment and other consumer loans, net of unearned income.'

- ----------------------------------------------------------------

LOAN PORTFOLIO

The amounts of consolidated loans outstanding by type as of December 31 in each of the years indicated are shown in the following table (in thousands):

                                                                                       1995         1994         1993         1992
                                                                                     --------     --------     --------     --------
Real estate--Construction                                                            $ 26,913     $ 10,588     $  3,339     $     63
           --Commercial & residential*                                                178,596      133,426      121,334      126,865

Commercial and financial                                                               35,273       32,980       26,825       31,493
Government-guaranteed--SBA and FHMA                                                    16,407       18,914       16,712       15,824
Installment and other consumer                                                         13,314        8,399        5,908        5,623
                                                                                     --------     --------     --------     --------
   Total loans                                                                        270,503      204,307      174,118      179,868
                                                                                     --------     --------     --------     --------

Less: Unearned income                                                                   2,187        2,109        1,753        2,720
      Allowance for credit losses                                                       2,434        3,152        3,824        2,740
                                                                                     --------     --------     --------     --------
   Total deductions                                                                     4,621        5,261        5,577        5,460
                                                                                     --------     --------     --------     --------
Loans, net                                                                           $265,882     $199,046     $168,541     $174,408
                                                                                     --------     --------     --------     --------
                                                                                     --------     --------     --------     --------

                                                                                       1991
                                                                                     --------
Real estate--Construction                                                            $  3,752
           --Commercial & residential*                                                127,982
Commercial and financial                                                               45,315
Government-guaranteed--SBA and FHMA                                                    16,487
Installment and other consumer                                                          9,736
                                                                                     --------
   Total loans                                                                        203,272
                                                                                     --------
Less: Unearned income                                                                   2,543
      Allowance for credit losses                                                       1,777
                                                                                     --------
   Total deductions                                                                     4,320
                                                                                     --------
Loans, net                                                                           $198,952
                                                                                     --------
                                                                                     --------

* Includes loans held for sale.

The maturity composition of real estate construction loans and commercial and financial loans at December 31, 1995 (in thousands) was as follows:

                           Within    After 1 but       After
                           1 Year    Within 5 Years   5 Years    Total
                           -------   --------------   -------   -------
Real Estate--Construction  $16,761   $    8,197       $  1,955  $26,913
Commercial and financial    24,250        9,232          1,791   35,273

As of December 31, 1995, the total amount of real estate construction loans and commercial and financial loans due after 1 year was (in thousands):

                                       Real Estate      Commercial &
                                       Construction     Financial
                                       ------------     ------------
Having predetermined interest rates    $       --       $   5,462
Having floating or adjustable
 interest rates                            10,152           5,561

The Company does not have an automatic rollover (renewal) policy for maturing loans. Rather, loans are renewed at the maturity date only at the request of those customers who are deemed to be credit-worthy by the Company. Additionally, the Company reviews such requests in substantially the same manner as applications by new customers for extensions of credit. The maturity date and interest terms of renewed loans are based, in part, upon the needs of the customer, the Company's credit review and an evaluation of current and future economic conditions.

LOAN PORTFOLIO CHARACTERISTICS AND CONCENTRATIONS

The majority of the Company's loans are secured with real estate, primarily first mortgages. Commercial real estate loans generally do not exceed 75% of the appraised value, with a term generally not exceeding 10 years. Acceptable real estate includes office buildings, shopping centers, medical/ professional buildings, warehouses, rental apartment buildings and hotels. The bank also offers residential real estate financing. The maximum loan-to-value ratio is 80%. These loans may be sold in the secondary market or held in the portfolio. Major components of the loan portfolio at December 31, 1995 were:

    Residential real estate (1-4 family)                               19.2%
    Multifamily residential                                            17.7%
    Commercial real estate                                             32.0%
    Other commercial loans                                             27.1%
    Consumer loans                                                      4.0%

There are many risks involved with lending which are minimized by utilizing proper underwriting guidelines. Local and national economic declines affect all of our borrowers. Declines in occupancy rates have a serious effect on commercial real estate borrowers, especially those borrowers who do not have the financial strength to carry them through an economic downturn. Typically, collateralized loans are adequately supported by the collateral except when market values decline. The greatest risk is with unsecured loans. Other risks include borrowers seeking bankruptcy protection and borrowers who provide fraudulent information.

RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The table below presents an analysis of consolidated risk elements of the Company classified as follows: (a) loans accounted for on a non-accrual basis ('Non-accruing Loans'); (b) loans which are contractually past due 90 days or more as to interest or principal payments ('90-Day Loans') but which are still accruing interest; and (c) loans not included above which are 'Troubled Debt Restructurings' as defined in Statement of Financial Accounting Standards No. 15, 'Accounting by Debtors and Creditors for Troubled Debt Restructurings.' Also listed is property acquired in partial or complete settlement of overdue loans ('Other Real Estate Owned').

                                              DECEMBER 31,
                               ------------------------------------------
                                1995     1994     1993     1992     1991
                               ------   ------   ------   ------   ------
                                             (IN THOUSANDS)
(a) Non-accruing Loans         $1,520   $4,265   $5,608   $8,906   $8,082
(b) 90-Day Loans                  852    1,050       11       24    2,765
(c) Troubled Debt
Restructurings                   NONE     None     None     None     None
(d) Other Real Estate Owned       634    5,600    5,667    6,744    6,689

If the Non-accruing Loans shown above for 1995 and 1994 had remained current, interest in the amounts of $157,000 and $410,000, respectively, would have been accrued.

Loans are usually placed on a non-accrual status when required payments of principal or interest have not been met for a period in excess of 90 days unless the loan is in the active process of collection.

Risk element assets consisting of non-accrual loans, renegotiated loans, other real estate and loans past due 90 days or more, are discussed within the narrative portion of this section.

The Company's non-accruing loans decreased by $2,745,000, or 64%, from a level of $4,265,000 at December 31, 1994, to $1,520,000 at December 31, 1995. This
decrease is due primarily to the following:

One loan for $1,598,500 has been performing after $385,000 was charged off and the balance restructured. A second loan for $241,000 was paid in full. A third loan for $228,000 was foreclosed and placed in OREO after payment of $25,000 and a charge-off of $93,000. Two related loans totalling $319,000 were charged off. The non-accrual loans (mostly small balances) in the purchased mortgage portfolio of discounted loans declined from $697,000 at December 31, 1994 to $481,000 at December 31, 1995. This decline was mostly due to normal paydowns, but also included charge-offs. The balance of the charge-offs are due to smaller loans.

Ninety-day loans decreased $198,000 from a level of $1,050,000 at December 31, 1994 to $852,000 at December 31, 1995. This decrease is due primarily to one loan for $767,000 which was paid in full; a second loan for $171,000 became current. This is offset by increases in the discounted purchased mortgage portfolio of $165,000 and three loans totalling $399,000 in the SBA portfolio. The balance of the charge-offs are due to smaller loans.

At December 31, 1995 the material concentrations of Non-accrual Loans were:

                                                      (IN)THOUSANDS
Residential real estate                             $392         26%
Commercial real estate                               982         65%
Commercial--secured                                  117          8%
Commercial--unsecured                                  6         --%
Installment loans                                     23          1%

There are two major concentrations within the non-accruing portfolio. One is a commercial real estate loan which comprises 14% of total non-accruing loans. The loan has been paying as agreed for over six months and has been returned to accrual status in January 1996. Payments have been made by a new obligor who assumed the loan. The second loan is a commercial loan which comprises 12% of total non-accruing loans.

There are three major concentrations within the classified loans: (i) one loan which comprises 26% of total classified loans is fully secured with real estate. This loan is classified substandard due to it being a workout loan and its only source of repayment is the sale or refinance of the real estate; however, the loan is current and accruing; (ii) a second loan, which comprises 37% of total classified loans, is secured with real estate and marketable securities. It is classified special mention due to some slowness; the loan was reduced 22% during the year through the voluntary sale of collateral. The loan is current and accruing; and (iii) a third loan, which comprises 10% of total classified loans and is secured with real estate, is classified substandard due to chronic slowness caused by cash flow problems of the borrower; however, it is current and accruing.

Each lending officer is responsible for monitoring the cash flow and financial condition of commercial and real estate borrowers. Borrowers are required to submit at least annually a current business financial statement and tax return. Rent rolls and operating statements are also required. Guarantors are required to submit current personal financial statements and tax returns. In addition to the loan officers, the loan operations and commercial real estate departments monitor financial data to assure that it is current.

The OREO balance of $634,000 at December 31, 1995 declined significantly from $5,600,000 at December 31, 1994. The decline is due primarily to the sale of the Sea Club Hotel on December 26, 1995.

Presented below are (1) loans for which management of the Company has concerns regarding their ultimate collectibility even though payments are current and the borrowers are complying with the terms of their loan agreements ('Potential Problem Loans'), (2) foreign outstanding loans and (3) loan concentrations:

                                                  DECEMBER 31,
                                           --------------------------
                                            1995      1994      1993
                                           ------     ----     ------
                                                 (IN THOUSANDS)
1) Potential problem loans                 $1,278*    $403     $2,816
2) Foreign outstandings                      NONE     None       None
3) Loan concentrations                       NONE     None       None

* These loans are secured with real estate.

There are no other interest-bearing assets which contained risk elements.

- ----------------------------------------------------------------
SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes loan loss experience (in thousands) for the years ended December 31,

                                                                                       1995         1994         1993        1992
                                                                                     --------     --------     --------    --------
Total loans outstanding at end of period                                             $270,503     $204,307     $174,118    $179,868
                                                                                     --------     --------     --------    --------
                                                                                     --------     --------     --------    --------
Average amount of loans outstanding*                                                 $224,307     $177,976     $169,022    $190,190
                                                                                     --------     --------     --------    --------
                                                                                     --------     --------     --------    --------
Allowance for credit losses at beginning of period                                   $  3,152     $  3,824     $  2,740    $  1,777
                                                                                     --------     --------     --------    --------
Amount of loans charged off:
 Real estate--Construction                                                                 --           --           --          --
            --Commercial and residential                                                  826          462          408         864
 Commercial and financial                                                                 319          748          933       1,655
 Installment loans                                                                         19           24          151         319
                                                                                     --------     --------     --------    --------
     Total                                                                              1,164        1,234        1,492       2,838
                                                                                     --------     --------     --------    --------
Amount of recoveries of loans previously charged off:
 Real estate--Construction                                                                 --           --           --          --
            --Commercial and residential                                                   22           16           52          15
 Commercial and financial                                                                 274          212          167          15
 Installment loans                                                                         --            4           22          27
                                                                                     --------     --------     --------    --------
     Total                                                                                296          232          241          57
                                                                                     --------     --------     --------    --------
Net loans charged off                                                                     868        1,002        1,251       2,781
                                                                                     --------     --------     --------    --------
Addition to allowance:
 Provision for credit losses**                                                            150          330        2,335       3,744
                                                                                     --------     --------     --------    --------
Allowance for credit losses at end of period                                         $  2,434     $  3,152     $  3,824    $  2,740
                                                                                     --------     --------     --------    --------
                                                                                     --------     --------     --------    --------
Ratio of net charge-offs to average loans outstanding*                                    .39%         .56%         .74%       1.46%
                                                                                     --------     --------     --------    --------
                                                                                     --------     --------     --------    --------
Ratio of allowance for credit losses to loans at end of period                            .90%        1.54%        2.20%       1.52%
                                                                                     --------     --------     --------    --------
                                                                                     --------     --------     --------    --------

                                                                                       1991
                                                                                     --------
Total loans outstanding at end of period                                             $203,272
                                                                                     --------
                                                                                     --------
Average amount of loans outstanding*                                                 $216,899
                                                                                     --------
                                                                                     --------
Allowance for credit losses at beginning of period                                   $  1,748
                                                                                     --------
Amount of loans charged off:
 Real estate--Construction                                                                 --
            --Commercial and residential                                                  676
 Commercial and financial                                                               2,148
 Installment loans                                                                        220
                                                                                     --------
     Total                                                                              3,044
                                                                                     --------
Amount of recoveries of loans previously charged off:
 Real estate--Construction                                                                 --
            --Commercial and residential                                                   34
 Commercial and financial                                                                  26
 Installment loans                                                                         27
                                                                                     --------
     Total                                                                                 87
                                                                                     --------
Net loans charged off                                                                   2,957
                                                                                     --------
Addition to allowance:
 Provision for credit losses**                                                          2,986
                                                                                     --------
Allowance for credit losses at end of period                                         $  1,777
                                                                                     --------
                                                                                     --------
Ratio of net charge-offs to average loans outstanding*                                   1.36%
                                                                                     --------
                                                                                     --------
Ratio of allowance for credit losses to loans at end of period                            .87%
                                                                                     --------
                                                                                     --------

 * Net of unearned income.
** See Note 1(e) of the Notes to Consolidated Financial Statements of the
   Company, set forth on page 22 of this report, for a description of factors which influenced management's judgment in determining the amount charged to the provision for credit losses.

The major components of the allowance for credit losses (in thousands), and the percent of each loan category to total loans at December 31, 1995, 1994, 1993, 1992 and 1991, were:

                                                                                                                PERCENT OF LOAN
                                                                                                                   CATEGORY
                                                                    ALLOWANCE FOR CREDIT LOSSES                 TO TOTAL LOANS
                                                         --------------------------------------------------     ---------------
                                                          1995       1994       1993       1992       1991      1995      1994
                                                         ------     ------     ------     ------     ------     -----     -----
Construction                                             $  100     $   --     $   --     $   --     $   --      9.95      5.18
Commercial and residential real estate                      400        500        899        794        700     66.02     65.31
Commercial and financial                                  1,122      1,743      2,000      1,000        710     13.04     16.14
Govt. Guaranteed--SBA & FHMA                                 --         --         --         --         --      6.06      9.26
Installment and other consumer                              250        200        200        240         56      4.93      4.11
Unallocated allowance                                       562        709        725        706        311        --        --
                                                         ------     ------     ------     ------     ------     -----     -----
                                                         $2,434     $3,152     $3,824     $2,740     $1,777       100%      100%
                                                         ------     ------     ------     ------     ------     -----     -----
                                                         ------     ------     ------     ------     ------     -----     -----


                                                         1993      1992      1991
                                                         -----     -----     -----
Construction                                              1.92       .03      1.85
Commercial and residential real estate                   69.68     70.53     62.96
Commercial and financial                                 15.41     17.51     22.29
Govt. Guaranteed--SBA & FHMA                              9.60      8.80      8.11
Installment and other consumer                            3.39      3.13      4.79
Unallocated allowance                                       --        --        --
                                                         -----     -----     -----
                                                           100%      100%      100%
                                                         -----     -----     -----
                                                         -----     -----     -----

DEPOSITS

The following table presents an analysis of the average consolidated deposits (all domestic) of the Company (in thousands), and the average rate of interest paid on these deposits:

                                           1995                                       1994                             1993
                               -----------------------------              -----------------------------              --------
                               AVERAGE               AVERAGE              AVERAGE               AVERAGE              AVERAGE
                               BALANCE                 RATE               BALANCE                 RATE               BALANCE
                               --------              -------              --------              -------              --------
Demand deposits                $ 49,520                  --%              $ 49,751                  --%              $ 49,096
Savings deposits                 29,958                2.62                 37,417                2.59                 41,469
Interest-paying checking         70,399                1.68                 75,126                1.67                 79,212
Money market                     40,913                2.19                 43,402                2.17                 51,433
Time deposits                   161,412                6.00                 91,513                3.92                 91,382
                               --------              -------              --------              -------              --------
     Total deposits            $352,202                3.56%              $297,209                2.27%              $312,592
                               --------              -------              --------              -------              --------
                               --------              -------              --------              -------              --------


                               AVERAGE
                                 RATE
                               -------
Demand deposits                    --%
Savings deposits                 2.78
Interest-paying checking         1.64
Money market                     2.27
Time deposits                    3.37
                               -------
     Total deposits              2.15%
                               -------
                               -------

                                         ---------------------------------------

The following table presents the consolidated amount (in thousands) of time certificates of deposits in amounts of $100,000 or more for the Company at December 31, 1995 and 1994, according to time remaining until maturity:

                                                  1995        1994
                                                 -------     -------
3 months or less                                 $ 4,400     $19,597
Over 3 through 6 months                           59,961      22,937
Over 6 through 12 months                          11,133       8,735
Over 12 months                                    15,919       9,732
                                                 -------     -------
                                                 $91,413     $61,001
                                                 -------     -------
                                                 -------     -------

RETURN ON EQUITY AND ASSETS

The following table presents certain financial ratios for the Company for the years ended December 31:

                                             1995      1994      1993
                                             -----     -----     -----
Return on average total assets                 .46%      .84%      .75%
Return on average stockholders' equity        5.65%     8.98%     7.88%
Return on average stockholders' equity
 excluding unrealized gains (losses) on
 securities available for sale                5.13%     8.29%     7.90%
Dividend payout ratio                        95.24%    57.59%    60.28%
Average stockholders' equity to average
 total assets                                 8.20%     9.45%     9.55%

Cash dividends of $.50 per share were paid in each year.

SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased, Federal Reserve Bank borrowing and securities sold under agreements to repurchase. For analysis, see
Note 8 of the Notes to Consolidated Financial Statements of the Company, set forth on page 26 of this report.

ASSET/LIABILITY MANAGEMENT

The primary objective of asset and liability management is to structure the balance sheet appropriately in order to maximize net interest income while maintaining acceptable levels of liquidity and interest rate risk. The policies and guidelines for managing balance sheet and off-balance sheet activities are formulated and monitored by the Company's Asset and Liability Committee ('ALCO').

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

On December 31, 1995, interest-bearing assets of the Company maturing in twelve months or less were equal to approximately 95% of the interest-bearing liabilities of the Company falling due in twelve months or less. Therefore at that date the Company was considered to be 95% liability-sensitive for a twelve-month period. This means that for each $100 of liabilities which can be expected to reprice during that period, $95 of assets can be expected to reprice. In a declining rate environment, for each $95 of assets which reprice and therefore generate lower income for the Company, $100 of liabilities will also reprice, thus lowering the expenses of the Company; the net result will be an increase in the interest spread. In an increasing rate environment the converse would be true; the net interest spread would decrease. Because the ratio is narrow, however (that is, because assets and liabilities are so nearly equal), there should be little change in the net interest rate spread regardless of the direction of rates.

On December 31, 1995, the Company had a positive gap (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities maturing in three months or less. This positive gap situation changes to a negative gap with respect to maturities from three months to five years, and reverts to a positive gap for maturities over five years. The cumulative interest rate sensitivity gap (that is, the cumulative ratio of interest-sensitive assets expressed as a percentage of interest-sensitive liabilities) for maturities up to three months was 198.07%; for maturities up to twelve months it was 95.11%; for maturities up to five years it was 86.24%; and for all maturities, including maturities over five years, it was 117.11%.

INTEREST RATE SENSITIVITY ANALYSIS (Dollars in thousands)

The Company's interest-sensitivity position at December 31, 1995 is presented below.

                                                                                        0-3         3-12         1-5          OVER
DECEMBER 31, 1995                                                                     MONTHS       MONTHS       YEARS       5 YEARS
- ------------------------------------------------------------------------------------  -------     --------     --------     --------
Investment securities and securities available for sale(1)                            $22,305     $  5,041     $ 50,332     $ 41,519
Federal funds sold and other short-term investments                                     4,700           --           --           --
Loans and loans held for sale, net of unearned income                                  97,569       38,022       67,389       65,336
                                                                                      -------     --------     --------     --------
Earning assets                                                                        124,574       43,063      117,721      106,855
                                                                                      -------     --------     --------     --------
Deposits:
 Interest-paying checking(2)                                                               --           --       67,490           --
 Money market                                                                          36,938           --           --           --
 Savings(2)                                                                                --           --       27,396           --
 Certificates of deposit and public funds                                               6,531      113,360       59,752        4,006
Federal funds purchased and other short-term borrowings                                19,425           --           --           --
                                                                                      -------     --------     --------     --------
Interest-bearing liabilities                                                           62,894      113,360      154,638        4,006
                                                                                      -------     --------     --------     --------
Interest-sensitivity gap                                                              $61,680     $(70,297)    $(36,917)    $102,849
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative gap                                                                        $61,680     $ (8,617)    $(45,534)    $ 57,315
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative gap to total earning assets (%)                                              15.73        (2.20)      (11.61)       14.61
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities(%)     198.07        95.11        86.24       117.11
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------


DECEMBER 31, 1995                                                                      TOTAL
- ------------------------------------------------------------------------------------  --------
Investment securities and securities available for sale(1)                            $119,197
Federal funds sold and other short-term investments                                      4,700
Loans and loans held for sale, net of unearned income                                  268,316
                                                                                      --------
Earning assets                                                                         392,213
                                                                                      --------
Deposits:
 Interest-paying checking(2)                                                            67,490
 Money market                                                                           36,938
 Savings(2)                                                                             27,396
 Certificates of deposit and public funds                                              183,649
Federal funds purchased and other short-term borrowings                                 19,425
                                                                                      --------
Interest-bearing liabilities                                                           334,898
                                                                                      --------
Interest-sensitivity gap                                                              $ 57,315
                                                                                      --------
                                                                                      --------
Cumulative gap

Cumulative gap to total earning assets (%)

Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities(%)


Non-earning assets and non-interestbearing liabilities have been excluded from analysis.

(1) The rate sensitivity schedule included above lists securities in time frames of their stated or final maturities. Literally all of the securities in the over 5 year category have shorter average lives and/or call dates and are expected to mature or be called well before the stated maturity and even prior to the 5 year term.
(2) It has been our experience that through a variety of interest rate scenarios, interest-paying checking and savings accounts have not materially increased or decreased as a result of interest rate changes. It is for this reason that the Company has felt comfortable classifying its deposit accounts as 1-5 year liabilities.
                                         ---------------------------------------

FOREIGN OPERATIONS

None.

EMPLOYEES

At December 31, 1995 the Company employed a total of 210 officers and employees. Relations with employees have been good. Employees participate in group life, disability income, hospitalization and medical-surgical plans. Key employees are eligible to be granted options on the Company's Common Stock pursuant to the Company's 1987 Stock Option Plan. Certain key employees also are eligible to receive grants of the Company's Common Stock pursuant to the Company's Restricted Stock Plan and compensatory benefits under the Company's Death and Disability and Directors' and Executives' Severance and Retirement Plans.

COMPETITION

The Company's banking subsidiaries have always been an integral part of the communities they serve. When Jefferson National Bank and Jefferson National Bank at Sunny Isles (together, since their merger effective December 1, 1993, 'Jefferson Florida') first opened their doors for business, there was only one other financial institution with a branch office in each of their adjacent service areas. Today, although Jefferson Florida competes with approximately eleven financial institutions with branch offices in its adjacent service areas, it remains the only bank headquartered in the area it serves. The Company has maintained a concerned attitude in the communities it serves and has provided quality personalized banking services.

All aspects of the Company's business are highly competitive. The Company faces aggressive competition from other domestic and foreign lending institutions and from numerous other providers of financial services. Further, the ability of nonbanking financial institutions to provide services previously reserved for commercial banks has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility.

In 1987 the Company acquired Jefferson Broward, which served Broward County through its office in Lauderdale Lakes; it was divested by the Company on February 14, 1996. Also during 1987, the Company formed Jefferson National Bank, Boca Raton ('Jefferson Boca Raton'), serving residents of the City of Boca Raton and Palm Beach County from a single office in an exclusive shopping center on St. Andrews Boulevard in Boca Raton. As of December 15, 1989, Jefferson Florida acquired the assets and assumed the liabilities of Jefferson Boca Raton and the St. Andrews Boulevard facility became a branch of Jefferson Florida.

Deregulation in the financial services industry has increased the competition among providers of traditional banking and thrift services and has enabled large banking and thrift organizations headquartered in other states to gain further access to the Florida market.

Deposit products and other financial services offered by banks and thrift institutions compete with those offered by mutual funds, brokerage firms, consumer finance companies, mortgage bankers, trust companies, insurance companies and investment counseling firms.

The principal methods of competition in the commercial banking business are the pricing of loans, interest rates offered on deposits and services made available to customers.

The Company competes with other registered bank holding companies with respect to acquiring existing banks and obtaining charters for new banks. At December 31, 1995, there were 11 registered multi-bank holding companies in Florida, which owned or controlled 70 of the 185 commercial banks in Florida.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

The Company is affected by the fiscal policies of the United States and by the policies of regulatory authorities, including the Board of Governors of the Federal Reserve System (the 'Federal Reserve Board'). An important function of the Federal Reserve Board is to minimize the impact of recessionary and inflationary pressures by regulating the national supply of bank credit. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence the overall growth and distribution of bank loans, investments and deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

SUPERVISION AND REGULATION

As a bank holding company, the Company is subject to the regulation and supervision of the Federal Reserve Board. The Company's banking subsidiaries are subject to supervision and regulation by applicable state and federal banking agencies, including the Federal Reserve Board and the Federal Deposit Insurance Corporation (the 'FDIC'). The banking subsidiaries are also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operations of the banking subsidiaries. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

The Bank Holding Company Act previously prohibited the Federal Reserve Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's banking subsidiaries were principally conducted, unless such an acquisition was specifically authorized by statute of the state in which the bank whose shares were to be acquired was located. However, under recently enacted federal legislation, the restriction on interstate acquisitions was abolished effective September 1995, and now bank holding companies from any state may acquire banks located in any other state, subject to certain conditions, including nationwide and state-imposed concentration limits. Banks also will be able to branch across state lines by acquisition, merger or de novo, effective June 1, 1997 (unless state law would permit such interstate branching at an earlier date or would prohibit interstate branching entirely), providing certain conditions are met including the requirement that applicable state law must expressly permit interstate de novo branching and branch acquisitions.

Various proposals to reform the banking industry further are currently under discussion and review. If adopted, these proposals would, among other things,
(i) expand the powers of bank holding companies to undertake securities, insurance and other business activities through the repeal or reform of the Glass-Steagall Act; (ii) restructure the federal regulatory agencies responsible for overseeing federally chartered savings institutions and national banks by consolidating the Office of Thrift Supervision and the Office of the Comptroller of the Currency into a single agency; and (iii) modify the powers of savings and loan holding companies. Because these proposals are in their formative stages, it is not possible at this time to assess the likelihood of their adoption or, if they are adopted, to assess their expected impact on the Company.

DEPOSIT INSURANCE REFORM. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ('FDICIA'), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA generally prohibits a depository institution from making any capital distribution or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. In addition, undercapitalized institutions will be subject to restrictions on borrowing from the Federal Reserve System, to growth limitations and to obligations to submit capital restoration plans. In order for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee the institution's compliance with the capital restoration plan up to an amount not exceeding 5% of the depository institution's total assets. Significantly undercapitalized institutions are subject to greater restrictions and critically undercapitalized institutions are subject to appointment of a receiver.

FDICIA also requires a revision of risk-based capital standards. The new standards are required to incorporate interest-rate risk, the concentration of credit risk and the risks of nontraditional activities, and are required to reflect the actual performance and expected risk of loss of multifamily mortgages. Management does not expect the provisions of FDICIA to have a material impact on the operations of the Company.

Under current law, the FDIC is required to increase and maintain the reserves of both the Bank Insurance Fund ('BIF') and the Sa vings Association Insurance Fund
('SAIF') to 1.25% of insured deposits. The BIF, which insures the Company's deposits, recently reached the required reserve level. In November 1995, the FDIC formally announced the elimination of deposit insurance premiums for most members of the BIF, including the Company. Accordingly, the Company now pays a minimum assessment fee of $2,000 per year as compared to approximately $650,000 it was required to pay prior to such announcement. Members of the SAIF, which are primarily thrifts, must continue to pay insurance premiums ranging from 23 cents to 31 cents for each $100 of insured deposits. This differential has for the present created a competitive advantage for BIF members.

REGULATORY CAPITAL REQUIREMENTS. The Company is subject to risk-based capital guidelines promulgated by the Federal Reserve Board. Under these guidelines, total capital is defined as core (Tier 1) capital and supplementary (Tier 2) capital. The Company's Tier 1 capital consists primarily of stockholders' equity, while Tier 2 capital consists of a portion of the allowance for credit losses. Total capital excludes all business goodwill.

As of December 31, 1995 the risk-based capital guidelines required total and Tier 1 risk-based capital ratios of 8% and 4%, respectively, and a minimum leverage ratio (Tier 1 capital to total assets) of at least 4%, which may be increased to 5% by regulatory agencies. The Company continued to maintain a strong capital base during 1995. At December 31, 1995 the Company's risk-based capital ratios were 12.88% and 12.08% for total and Tier 1, respectively, and its leverage ratio was 8.96%. These ratios were well above the minimum capital requirements.

In August 1989 the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ('FIRREA') was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loans and stronger civil and criminal enforcement provisions, and allows the acquisition of healthy and failed savings and loans by bank holding companies. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled, FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled, FDIC-insured depository institution in danger of default.

Under the Community Reinvestment Act (the 'CRA'), as implemented by the Federal Reserve, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of the communities served by the bank's offices, including low-and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop types of products and services that it believes are best suited to its particular community. The CRA requires the Federal Reserve to assess, as part of its examination of a financial institution, the institution's performance in meeting the credit needs of its community and to take such assessments into consideration in reviewing certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA performance using the ratings of 'outstanding,' 'satisfactory,' 'needs to improve,' or 'substantial noncompliance.' Based upon a Federal Reserve examination conducted as of August 22, 1994, Jefferson Florida's CRA rating is satisfactory.

FLORIDA REGULATION. Florida-chartered banks are subject to the supervision and control of, and are regularly examined by, the Department of Banking and Finance of the State of Florida. They are also affected by various requirements to maintain collateral to secure public funds deposits, restrictions on interest rates that may be charged on loans and limitations on the type of investments which may be made. In connection with examinations performed in the conduct of their normal regulation and supervision, the Florida Banking Department may impose a variety of remedies if a supervised bank is found to be operating in an unsafe and unsound manner. Such remedies include, but are not limited to, restrictions on dividend payments, maintenance of capital ratios higher than the minimum requirements, growth limits and other operating restrictions or requirements.

Florida law prescribes the maximum rate of interest which may be charged by the Company's banking subsidiary to commercial and individual customers. The limitations may be described generally as 18% per annum for loans up to $50,000 and 25% per annum for loans in excess of $50,000. There are a number of exceptions permitting state banks (and some other competing lenders) to charge interest at rates in excess of those generally applicable, including federally enacted exceptions for certain types of residential first mortgage loans and for business and agricultural loans in excess of $1,000.

The payment of dividends by a Florida-chartered bank is also governed by the Florida financial institution codes. In general, a Florida-chartered bank may pay quarterly, semiannual or annual dividends of so much of the aggregate net profits of that period, combined with the retained net profits for the preceding two years, as the bank's directors deem expedient. Prior to declaring any such dividend, however, at least 20% of the net profits for such preceding period covered by the dividend must be carried to surplus until surplus equals or exceeds the aggregate of common and preferred equity.

The foregoing summaries of the cited statutes and regulations do not purport to be complete and are qualified in their entirety by reference to such statutes and regulations.

There are various other existing and proposed laws and regulations which could result in additional regulation of the business of the Company and its subsidiaries. It cannot be predicted whether any proposed legislation or regulations will be adopted and, if so, how their adoption would affect the business of the Company and its subsidiaries.

ITEM 2. PROPERTIES

The Company's main offices and its Jefferson Florida subsidiary occupy approximately 30,000 square feet of a six-story building situated at the intersection of Arthur Godfrey Road and Pine Tree Drive in Miami Beach, with an adjacent parking lot covering approximately 9,000 square feet.

The Sunny Isles office occupies a one-story building containing approximately 9,000 square feet located at 290 Sunny Isles Boulevard in the north-east portion of Dade County. The building is situated on a 52,000-square-foot lot which contains parking and drive-in banking facilities. Jefferson Florida leases a lot across the street from its Sunny Isles office building which is used for parking by the employees of the bank. Jefferson Florida leases another building, located west of its Sunny Isles office, with approximately 2,500 square feet; this building is currently being used for storage.

In September 1976 Jefferson Florida signed a lease agreement with Giller Building, a partnership of which Norman M. Giller, a director and officer of the Company, is a general partner, to rent an office located approximately one-half mile from its main banking facility. The lease provides for cost-of-living adjustments to the annual rental based on changes in the Consumer Price Index. The lease expired in 1991 and was renewed for an additional five-year period; the annual rental during 1995, as adjusted, was $37,306.

The Key Biscayne branch was opened in 1977. Operations were moved to a new facility during the latter part of 1993. Jefferson Florida has a 10-year lease for 2,400 square feet in the new building at an annual rental of $63,538 (subject to escalation).

Jefferson Florida leases a remote banking facility with approximately 2,000 square feet located approximately one mile from its Sunny Isles office at an annual rental of $58,180 under a lease expiring December 31, 2000. It owns and occupies a second branch facility (a condominium containing 1,500 square feet) located at Mystic Pointe, which is a high-rise community located in Aventura.

During 1986 the Company entered into a lease agreement for the newly chartered Jefferson Boca Raton subsidiary, at an annual rental of $64,350. The initial lease was for a period of ten years and consisted of the banking facility (2,250 square feet) and a business development office (900 square feet). Jefferson Boca Raton opened on June 1, 1987. During 1988 the lease was amended and Jefferson Boca Raton vacated the business development office. The current annual rent for the banking facility office is approximately $74,787. On December 15, 1989, Jefferson Boca Raton was acquired by Jefferson Florida, which now operates the facility as a branch.

Jefferson Florida leases as a branch office a two-story building containing approximately 10,000 square feet located at 2434 Hollywood Boulevard in the City of Hollywood, under the terms of a 1986 lease providing for an initial lease term of 15 years with four six-year renewal options. This location includes parking and drive-in banking facilities. The annual lease payment for each of the first three years was $152,000. After the third year, the lease provides for periodic increases based upon the consumer price index. The annual lease payment for 1995 was $190,444. Through April 1991 Jefferson Florida sublet the second floor of this facility, retaking possession of 2,000 square feet on May 1, 1991 and the remaining 3,000 square feet on May 1, 1992; the space is now utilized by Jefferson Florida's Mortgage Banking Division. Jefferson Florida also leases a parcel of land located behind the Hollywood facility. The parcel contains a parking lot and a one-story residential building. Income of $7,800 from the rental of the residential building was recognized in 1995. A second parcel of land located behind and to the east of the Hollywood facility is owned by Jefferson Florida. It also contains a parking lot and one-story building. Rental income from this property in 1995 was $7,800. Jefferson Florida also operates a facility in a six-story office building located at 600 South Andrews Avenue in the City of Ft. Lauderdale. During the early part of 1993, the lease was extended to March 31, 1994 with an option to renew for an additional five years. The first option was exercised in December 1993. The lease now expires on March 31, 1999. The Hollywood and Ft. Lauderdale facilities became branches of Jefferson Florida in 1989 when Jefferson Florida succeeded to the rights and assumed the liabilities of Jefferson Bank with respect to these properties.
ITEM 3. LEGAL PROCEEDINGS
The nature of the Company's business generates a certain amount of litigation against the Company involving matters arising in the ordinary course of business. In the opinion of management of the Company, based on a review of such litigation with legal counsel, any losses from these contingencies will not have a material effect upon the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders during the fourth quarter of 1995.

- ----------------------------------------------------------------

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth in the following table are the names of the executive officers of the Company and certain information regarding such persons.

EXECUTIVE OFFICERS OF THE REGISTRANT
- --------------------------------------------------
                                     EXECUTIVE
       NAME               AGE        OFFICER SINCE
- -------------------       ---        -------------
Arthur H. Courshon          75            1969
Norman M. Giller            78            1969
Barton S. Goldberg          62            1969
Marc Lipsitz                54            1993
Syed F. Zafar               48            1978

EXECUTIVE OFFICERS
                                                 PRINCIPAL BUSINESS EXPERIENCE
       NAME                                         DURING PAST FIVE YEARS
- -------------------  -------------------------------------------------------------------------------------
Arthur H. Courshon   Chairman of the Board of Directors and President of the Company; Chairman of the
                     Board of Directors, Jefferson Bank of Florida; Partner, Courshon and Courshon,
                     attorneys; President, Arthur & Carol Courshon Foundation, RDCO, Inc., technology, and
                     A.H.C.S.C. Inc. Formerly: Director, Susan Crane, Inc., manufacturing; Chairman of the
                     Board of Directors, Jefferson National Bank, Jefferson National Bank at Sunny Isles,
                     Jefferson Bank, Jefferson Realty Corp. and Jefferson Capital Corp.
Norman M. Giller     Vice Chairman of the Board of Directors of the Company and Jefferson Bank of Florida;
                     Partner, Norman M. Giller and Associates, architects and planners, and Giller
                     Building, realty. Formerly: Director, Jefferson Bank; Vice Chairman of the Board of
                     Directors and President, Jefferson National Bank at Sunny Isles.
Barton S. Goldberg   Secretary and Treasurer of the Company; Director and President, Jefferson Bank of
                     Florida. Formerly: Director and President, Jefferson Bank and Jefferson Realty Corp;
                     Director and Senior Vice President, Jefferson National Bank at Sunny Isles; Director,
                     Regency Insurance Co., Regency Premium Finance Co., financing, Tricounty Insurance
                     Co., insurance agency, and Regency Brokerage Service, Inc., insurance brokers.
Marc Lipsitz         Senior Vice President and General Counsel of the Company and Jefferson Bank of
                     Florida. Formerly: Senior Vice President and General Counsel of Jefferson National
                     Bank, Jefferson National Bank at Sunny Isles and Jefferson Bank; Partner, Stroock &
                     Stroock & Levan; Senior Counsel, Southeast Bank N.A.
Syed F. Zafar        Senior Vice President and Comptroller of the Company and Jefferson Bank of Florida.
                     Formerly: Senior Vice President and Comptroller of Jefferson National Bank, Jefferson
                     National Bank at Sunny Isles and Jefferson Bank; Treasurer, Jefferson Capital Corp.

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

On January 30, 1996, the Board of Directors of the Company declared a $.125 per share cash dividend payable on February 20, 1996 to stockholders of record on February 12, 1996. The balance of the information required by this item is reported below:

QUARTERLY PRICE RANGE PER SHARE OF COMMON STOCK

The high and low bid and asked prices as reported by the National Quotations Bureau during each quarter of 1995 and 1994 for the Company's common stock (which is traded in the over-the-counter market), and stock dividend information for the same periods, are presented below:

                                1ST QUARTER                 2ND QUARTER                 3RD QUARTER                 4TH QUARTER
                             BID           ASKED         BID           ASKED         BID           ASKED         BID           ASKED
1995
                           ---------------------       ---------------------       ---------------------       ---------------------
HIGH                        $14.75        $15.50        $13.88        $14.50        $18.75        $18.75        $15.75        $16.50
LOW                          12.00         12.50         12.50         13.25         14.25         15.50         13.25         13.75
1994
High                         10.25         10.75         10.25         10.75         12.25         12.75         11.75         12.25
Low                           9.50         10.25          9.75         10.13          9.75         10.25         10.00         10.50
Cash Dividends
1995                          $.125 PER SHARE             $.125 PER SHARE             $.125 PER SHARE             $.125 PER SHARE
1994                          .125 per share              .125 per share              .125 per share              .125 per share
Stock Dividends
1995                               NONE                        NONE                        NONE                        NONE
1994                               None                        None                        None                         3%


Approximate number of stockholders of record as of February 29, 1996: 438

ITEM 6. SELECTED FINANCIAL DATA FOR THE YEARS ENDED DECEMBER 31,

                                                    1995             1994             1993             1992             1991
                                                ------------     ------------     ------------     ------------     ------------
RESULTS OF OPERATIONS:
Interest income and fees                        $ 30,792,365     $ 25,106,729     $ 26,461,773     $ 28,786,830     $ 32,388,281
Tax equivalent adjustment                            159,992          581,122          928,513          937,809          394,560
                                                ------------     ------------     ------------     ------------     ------------
      Total interest income*                      30,952,357       25,687,851       27,390,286       29,724,639       32,782,841
Interest expense                                  13,462,921        7,433,107        7,382,295       10,293,168       16,769,810
                                                ------------     ------------     ------------     ------------     ------------
      Net interest income*                        17,489,436       18,254,744       20,007,991       19,431,471       16,013,031
Provision for credit losses                         (150,000)        (330,000)      (2,335,000)      (3,744,493)      (2,986,189)
Provision for security losses                             --               --               --               --         (816,000)
Securities transactions                              627,600        1,565,407        2,452,445        3,759,254        1,614,983
Other noninterest income                           3,579,806        2,780,759        2,898,260        3,098,778        2,882,518
Total other expenses                             (18,705,579)     (18,151,995)     (18,749,941)     (18,461,949)     (14,942,098)
                                                ------------     ------------     ------------     ------------     ------------
      Income before income taxes*                  2,841,263        4,118,915        4,273,755        4,083,061        1,766,245
Income tax                                           772,239          520,559          528,000          925,500          460,537
Tax equivalent adjustment                           (159,992)        (581,122)        (928,513)        (937,809)        (394,560)
                                                ------------     ------------     ------------     ------------     ------------
      Net income                                $  1,909,032     $  3,017,234     $  2,817,242     $  2,219,752     $    911,148
                                                ------------     ------------     ------------     ------------     ------------
                                                ------------     ------------     ------------     ------------     ------------
Net income per common share**                   $       0.50     $       0.83     $       0.81     $       0.64     $       0.26
                                                ------------     ------------     ------------     ------------     ------------
                                                ------------     ------------     ------------     ------------     ------------
BALANCE SHEET DATA:
At year end:
  Total assets                                  $433,002,786     $364,275,780     $352,851,077     $388,475,390     $394,084,986
  Loans, net and loans held for sale             265,882,297      199,045,675      168,541,024      174,407,682      198,952,434
  Investment securities and securities
    available for sale                           119,197,107      123,885,239      145,929,519      158,563,931      115,949,460
  Deposits                                       371,287,015      306,869,402      297,571,707      334,598,486      324,024,083
  Stockholders' equity(1)                         37,623,790       29,370,293       37,650,105       34,397,133       33,860,665
  Stockholders' equity excluding unrealized
      gains (losses) on securities available
    for sale                                      39,372,553       37,530,402       36,028,047       34,397,133       33,860,665
  Book value per common share**                         9.89             8.14            10.56             9.83             9.70
  Book value per common share excluding
      unrealized gains (losses) on
    securities available for sale**                    10.34            10.41            10.11             9.83             9.70
Performance ratios:
  Return on average assets                              0.46%             .84%             .75%             .59%             .24%
  Return on average stockholders' equity                5.65%            8.98%            7.88%            6.22%            3.07%
  Return on average stockholders' equity
    excluding unrealized gains (losses) on
      securities available for sale                     5.13%            8.29%            7.90%            6.22%            3.07%
  Net yield on average earning assets*                  4.47%            5.37%            5.28%            5.03%            4.58%

- ------------------------

(1) Includes net unrealized loss of $1,748,024 and $8,160,109, net of applicable income taxes, in 1995 and 1994, respectively. The changes in securities available for sale are adjusted to stockholders' equity as required by FASB
    115. It should be noted that unless there were a permanent impairment, the unrealized gains and losses from securities available for sale do not impact the consolidated statement of income until the securities are sold.
 * On a fully taxable equivalent basis
** Restated for stock dividends

INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE PORTFOLIO

For information regarding investment securities and securities available for sale for each range of maturities as of December 31, 1995 and 1994, see notes 2 and 3 of the Notes to Consolidated Financial Statements of the Company set forth on pages 23 through 25 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

The discussion and the related financial data contained herein are presented to assist the reader in the understanding and evaluation of the financial condition, results of operations, and future prospects of the Company and are intended to supplement, and should be read in conjunction with, the consolidated financial statements and related notes and other financial information presented herein.

The consolidated earnings of the Company are derived principally from its investment in its banking subsidiaries, Jefferson Florida and Jefferson Broward, its only operating subsidiaries. Jefferson Broward was acquired pursuant to a stock exchange offer as of September 30, 1987 and was divested on February 14, 1996. Jefferson Florida is a state-chartered bank and continued its operations on December 1, 1993 through the merger of Jefferson National Bank and Jefferson National Bank at Sunny Isles.

Earnings are comprised of net interest income, trust income, service charges, income from securities transactions and other income. Net interest income, or the difference between total interest income from earning assets and total interest expense from key liabilities, for any given period, is determined by the average volume of interest-earning assets (mainly loans, loans held for sale, investment securities, securities available for sale, federal funds sold and other short-term investments), the average yield earned on such assets, the average volume of deposits and borrowings on which interest is paid and the average rate of interest paid on such deposits and borrowings. Earnings of the Company are also affected by its provision for loan and security losses as well as noninterest income and noninterest expense. Noninterest income is primarily comprised of trust service charges, commissions and fees, net gains from securities transactions and other operating income. Noninterest expense primarily consists of personnel costs and benefits, net occupancy costs and other operating expenses. Income from service charges, commissions and fees is affected chiefly by the volume of activity and the level of fees charged.

CHANGES SINCE 1993 IN NET INTEREST INCOME

The changes in the average volume of interest-earning assets and key liabilities, together with changes in average yields and average rates of interest expense, are displayed in Table 1.

ANALYSIS OF CHANGES IN NET INTEREST INCOME

Table 2 attributes the changes in net interest income to changes in the average daily balances of interest-earning assets and key liabilities, and to fluctuations in the average rates of interest earned on such assets and paid on such liabilities. The changes which cannot be attributed solely to changes in balances or rates are allocated to these categories on the basis of their respective percentage changes.

MATERIAL CHANGES IN FINANCIAL CONDITION

EARNING ASSETS

Earning assets, in banking, consist mainly of investment securities, securities available for sale, loans, loans held for sale, federal funds sold and other short-term investments. The earnings from investment securities, securities available for sale, loans and loans held for sale are subject to two kinds of risks, interest-rate risk and credit risk. Interest-rate risk can result due to a mismatch of fixed-rate sources of funds and fixed-rate uses of funds. The loan portfolio, excluding the loans held for sale, carries the potential credit risk of past due, nonperforming or, ultimately, charged-off loans. This risk is managed primarily through credit approval standards. The Loan Committee is primarily responsible for credit approval standards, reviews credit extensions, monitors the amount and distribution of portfolio exposures and the trends in these exposures and establishes credit management policies and procedures. Credit quality control, strategy and the implementation and refinement of credit policies across the Company are the particular concerns of this Committee. Portfolios are analyzed to manage the aggregate credit exposure in light of current and expected economic conditions.

The Company's primary investment goal is to generate interest revenue from the investment securities portfolio. The investment portfolio consists of securities that management intends to hold until maturity. Securities to be held for indefinite periods of time, including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in pre-payment risk, or the need to increase liquidity, are classified as available for sale and are carried at fair value.

Consolidated average earning assets in 1995 were $377,382,000 as compared to $327,258,000 in 1994, an increase of $50,124,000, or 15%. Consolidated average earning assets decreased $13,097,000 in 1994 when compared to 1993. The increase during 1995 was primarily due to the increase in demand for loans. The company took advantage of this loan demand and was willing to pay higher rates for deposits to meet the necessary need for liquidity. Although the desired liquidity might have been obtained by selling securities in the available for sale portfolio, it was not feasible to do so because that would have entailed the realization of unnecessary losses. There were no major fluctuations in the value of the investment securities and available for sale portfolios during the period from 1993 through 1995; although some securities in those portfolios were sold (at a net profit), the dollar value of the portfolios remained essentially flat.

Consolidated average loans and loans held for sale increased from $177,976,000 in 1994 to $224,307,000 in 1995, an increase of $46,331,000, or 26%.
Consolidated average loans increased to $177,976,000 in 1994 from $169,022,000 in 1993, an increase of $8,954,000, or 5%. Consolidated average installment and other consumer loans reflected an increase of $4,509,000, or 67%, during 1995, while the increase in 1994 was $1,671,000, or 33%, when compared with 1993. Because of higher mortgage interest rates during 1994, the Company did not experience the same volume of real estate mortgage loans held for sale as it had during 1993. The volume of originations and sales decreased to $30,000,000 in 1995 as compared to $49,000,000 in 1994. The volume of origination and sales during 1993 was $130,000,000.

During 1994, the Company continued to make changes in the mix of consolidated average investment securities and securities available for sale. Consolidated average U.S. Treasury securities decreased to $10,351,000 in 1994, compared to $15,207,000 in 1993. Consolidated securities of U.S. Government agencies continued to increase from $91,290,000 in 1993 to $107,534,000 in 1994 and $125,996,000 in 1995. During 1995, the Company decided to decrease its position in nontaxable securities to $6,273,000, as compared to $20,023,000 in 1994 and 30,943,000 in 1993.

The Company continues to maintain a liquid position by investing in federal funds and other short-term investments. The primary reason for this is to accommodate any future needs for loan demand. Consolidated average federal fund and other short-term investments during 1995 remained essentially the same as in 1994, while it decreased by $16,653,000 in 1994 as compared to 1993.

FUNDING SOURCES

Consolidated average interest-bearing liabilities of the Company in 1995 were $327,664,000 as compared to $269,388,000 in 1994, an increase of $58,276,000, or
22%. Consolidated average interest-bearing liabilities decreased to $269,388,000 in 1994 from $285,705,000 in 1993, a decrease of $16,317,000, or 6%.
Consolidated average noninterest-bearing liabilities in 1995 were $49,520,000 as compared to $49,751,000 in 1994 and $49,096,000 in 1993.

The increase in consolidated interest-bearing liabilities during 1995 as compared to 1994 was primarily due to increases in certificates and public funds. This increase was needed to meet the higher demand for loans and also to balance the decline in interest-bearing savings deposits, interest-paying checking deposits and money market deposits. Consolidated average borrowings for 1995 were $24,982,000 as compared to $21,930,000 in 1994 and $22,209,000 in
1993. These changes in interest-bearing liabilities and noninterest-bearing liabilities are reflected in Table 1.

RESULTS OF OPERATIONS

Consolidated net income decreased to $1,909,032 in 1995 as compared to $3,017,234 in 1994 and $2,817,242 in 1993. Consolidated net income on a per-share basis for the year ended December 31, 1995 was $.50, compared to $.83 for the year ended December 31, 1994, and $.81 for the year ended December 31, 1993.

The Company's consolidated net income decreased in 1995 primarily due to a loss of $717,390 on sale of the Sea Club Hotel and a decrease of $937,807 in profit from securities transactions. Occupancy expense increased by $360,750 and other operating expenses increased by $346,465, while salaries and employee benefits decreased by $871,021. It is noteworthy that the Company grew materially in size in 1995. Consolidated assets increased to $433,002,786 at the end of 1995 from $364,275,780 at the end of 1994, an increase of 19%. At the same time, consolidated loans net of unearned income and allowance for credit losses increased to $264,165,380 from $198,215,438 at December 31, 1994, an increase of 33%. To achieve that growth, the company offered higher rates on deposits, which led to a decline in the net interest spread to 3.97% in 1995 compared to 4.88% in 1994 and 4.87% in 1993.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis) was $17,026,000 in 1995, compared to $17,568,000 in 1994, a decrease of 3%. Net interest income for 1993 was $17,965,000. The primary reason for this decrease in 1995 is that the cost of funds increased faster than the yield earned on consolidated average earning assets. As reflected in Table 1, the increase in consolidated average earning assets and interest-bearing liabilities in 1995, as compared to 1994, also contributed to this decrease in net interest income due to the fact that the Company offered a higher rate to attract deposits to fund its growth. The Company has succeeded in achieving growth, but the net interest spread decreased to 3.97% in 1995 as compared to 4.88% in 1994.

The increase in net interest spread from 1993 to 1994 was nominal and was primarily due to the higher interest rate earned on average earning assets. The average rate earned on interest earning assets in 1994 was 7.64%, compared to 7.45% in 1993. During 1994, as the interest rates started to increase, the cost of funds of the Company impacted faster than the yield earned on consolidated average earning assets. Management minimized the impact of rising rates on deposits by reducing the level of interest-bearing liabilities and meeting the demand for loans primarily from the sales of securities available for sale. This action resulted in the improvement of the overall average yield earned on consolidated average earning assets. The average rate earned on consolidated average earning assets on a fully taxable equivalent basis for 1995 was 8.08%, compared to 7.64% in 1994 and 7.45% in 1993.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated loan portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. The subsidiary banks have policies requiring a quarterly loan review which segregates loans into the classifications of Other Assets Especially Mentioned, Substandard, Doubtful and Loss.

The Company provided $150,000 for the year ended December 31, 1995 for credit losses, as compared to $330,000 for the same period in 1994. The provision for credit losses for 1993 was $2,335,000. Consolidated net charge-offs during 1995 were $867,334, as compared to $1,001,972 in 1994 and $1,251,203 in 1993. At
December 31, 1995 the allowance for credit losses totaled $2,434,357 or 0.90% of year-end consolidated loans and loans available for sale versus $3,151,691 or 1.59% of consolidated loans and loans available for sale at December 31, 1994. The decrease in provision for credit losses over 1994 and 1993 is primarily attributable to a reduction in the level of nonperforming loans and a reduction in the level of net charge-offs during 1995, as compared to 1994 and 1993. Note 5 of the Notes to Consolidated Financial Statements of the Company on page 25 of this report presents details regarding changes in the allowance for each of the years 1993 through 1995.

Nonperforming loans as of December 31, 1995 were $2,372,534, as compared to $5,315,470 as of December 31, 1994, a decrease of $2,942,936. The percentage of non-performing loans to consolidated loans and loans available for sale as of December 31, 1995 was 0.89%, as compared to 2.67% as of December 31, 1994.

Nonperforming assets include nonaccruing loans, loans past due 90 days or more, and other real estate owned. Subsidiary banks place loans on a nonaccruing status when they are 90 days or more past due, unless they are in active process of collection and well secured. Loans are returned to full accrual status once outstanding balances are brought current and collectibility concerns have been alleviated.

As of December 31, 1995 consolidated other real estate owned was $633,678, as compared to $5,600,219 for the same period in 1994 and $5,666,986 in 1993. These figures include $4,599,753 and $4,803,821 for 1994 and 1993, respectively, representing the Sea Club Hotel located in Ft. Lauderdale, which was sold in December 1995.

NONINTEREST INCOME

Fee income from trust operations increased 12% during 1995, versus 1994, to $1,256,141. Trust division fee income was $1,126,330 during 1994 and $1,594,288 in 1993. The increase in trust fees during 1995 was primarily from the completion of the administration of certain trusts and estates. Income from service charges, commissions and fees paid by customers increased 4% during 1995 to $1,331,551 from $1,282,859 in 1994 and $1,257,253 in 1993. Total noninterest income in 1995 totaled $4,207,405 as compared to $4,346,166 in 1994 and $5,350,705 in 1993.

Transactions from securities available for sale and mortgage backed securities during 1995 resulted in a net gain of $627,600, as compared to net gains of $1,565,407 during 1994 and $2,452,445 during 1993. The securities available for sale portfolio is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk. The Company adopted FASB 115 effective December 31, 1993 and elected to place virtually all of its securities in the available for sale portfolio at that time. The decrease in net profit from securities transactions during 1995 was primarily due to the reduced opportunities to sell these securities at a profit as a result of unfavorable market conditions.

The gains from securities available for sale during 1993 reflected a pattern of falling interest rates in 1993. In terms of mortgage backed securities holdings, accelerated rates of prepayments resulted in the reduction of the average life of some of these securities which in turn resulted in a reduction of the overall original position of this category.

Also during 1994, sales of securities available for sale were effected to reduce prepayment exposure, increase liquidity and reinvest near-term callable and maturing bonds in a steep yield curve environment.

Other operating income increased to $992,114 in 1995, as compared to $371,570 in 1994. Other operating income in 1993 was $46,719. The increase of the other operating income from 1994 to 1995 was primarily due to a return on investment of $439,275 on the executive life insurance plan asset, a gain of $106,734 on sale of loans, and income of $144,512 from other real estate owned compared to $0, $0 and $43,640, respectively, for 1994. The increase in income from 1993 to 1994 was primarily due to gains on sale of other real estate owned.

NONINTEREST EXPENSE

The operating expenses in 1995 were $18,705,579, as compared to $18,151,995 in 1994 and $18,749,942 in 1993. Personnel expenses, which include salaries and wages, indirect compensation such as payroll taxes, health and life insurance, and other employee benefits decreased to $8,448,063 in 1995 from $9,319,084 in 1993, a decrease of 9%. Such expenses had decreased 2% from 1993 to 1994. Net occupancy expense increased from $2,447,248 in 1994 to $2,837,998 in 1995, an increase of 16%. This increase was primarily due to the fact that amortization of a sale-leaseback gain which offset occupancy expense by $328,417 in 1994 was completed in that year; the offset was unavailable in 1995. Occupancy expenses in 1993 had the full impact of amortization of gains on sale of buildings; for more detail see Note 6, Premises and Equipment, of the Notes to Consolidated Financial Statements on page 25 of this report.

Other operating expense increases were primarily due to an increase of $85,253 in depreciation expenses, an increase of $131,494 in professional services, and an increase of $91,234 in advertising and promotion expenses. Depreciation expenses in 1995 increased as a result of substantial investment in premises and equipment. The increase in professional services in 1995 was primarily due to the greater use of outside consultants on matters of strategic importance. The increase in advertising and promotion expenses in 1995 resulted from the efforts by the the Company to promote its products more aggressively in order to attract deposits to fund the growth in the size of the Company.

The decrease in other operating expenses in 1994 from 1993 resulted primarily from substantial reductions in expenses related to the writedown in other real estate owned, the management of other real estate owned and data processing. These expenses were reduced to $51,114, $189,244 and $208,153 as compared to $799,720, $293,546 and $407,568, respectively, in 1993.

LIQUIDITY MANAGEMENT

In order for the Company's banking subsidiaries to satisfy the requirements of depositors wanting to withdraw funds and to meet the credit needs of borrowers, the banking subsidiaries must maintain certain levels of liquidity. Asset and liability management strategy is designed to achieve the maintenance of an adequate level of liquidity and the management of the interest-rate sensitive structure of the balance sheet. The basic objective of interest-rate sensitive management is the protection of net interest income from sharp fluctuations caused by changes in the market. The management of liquidity and interest-rate sensitivity are closely related, as both are affected by maturities of assets and the source of funds.

Liquidity and interest-rate sensitivity positions are closely monitored by an asset and liability committee which regularly examines and evaluates the potential impact of varying scenarios of market interest rates, balance sheet compositions and funding source requirements.

Liquidity of the Company's banking subsidiaries is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing earning assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by ability to raise funds in a variety of money markets. Further, liquidity can be provided by liquidation of securities available for sale. As of December 31, 1995, securities available for sale amounted to $117,953,847.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1995. Stockholders' equity and book value per share as of December 31, 1995 increased to $37,623,790 and $9.89, respectively, from $29,370,293 and $8.14 as of
December 31, 1994. Stockholders' equity and book value per share as of December 31, 1995, excluding net unrealized losses on securities available for sale, were $39,371,814 and $10.34, respectively; they were $37,530,402 and $10.41 on
December 31, 1994. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

The Company paid cash dividends of $.50 per share in 1995, 1994 and 1993, and issued a 3 percent stock dividend in December 1994.

At December 31, 1994 the Company had no material commitments for capital expenditures.

- --------------------------------------------------------------------------------

TABLE 1                                                   1995                            1994                       1993
NET INTEREST INCOME, AVERAGE BALANCES, AND    AVERAGE                         Average                         Average
  AVERAGE RATES (in thousands)                 DAILY                AVERAGE    daily                Average    daily
  INTEREST-EARNING ASSETS                     BALANCE    INTEREST     RATE    balance    Interest     rate    balance    Interest
                                              --------   --------   -------   --------   --------   -------   --------   --------
Loans and loans held for sale:
  Real estate, commercial and financial and
    government-guaranteed loans(1)            $213,097   $ 20,882     9.80%   $171,275   $ 15,700     9.17%   $163,992   $ 14,709
  Installment and other consumer loans, net
      of unearned income                        11,210      1,094     9.76       6,701        664     9.91       5,030        559
Investment securities and securities
  available for sale:
  U.S. Treasury securities                      10,207        493     4.83      10,351        504     4.87      15,207        872
  Securities of other U.S. Government
    agencies                                   125,996      6,975     5.54     107,534      6,033     5.61      91,290      5,268
  Obligations of states and political
    subdivisions (non-taxable)(1)                6,273        471     7.51      20,023      1,708     8.53      30,943      2,730
  Obligations of states and political
    subdivisions (taxable)                       --         --          --       --         --          --         291      --
  Collateralized mortgage obligations and
      other securities                           3,223        164     5.09       4,640        172     3.71      10,215        555
Federal funds sold and other short-term
  investments                                    7,376        410     5.56       6,734        220     3.27      23,387        654
                                              --------   --------             --------   --------             --------   --------
    TOTAL INTEREST-EARNING ASSETS             $377,382   $ 30,489     8.08    $327,258   $ 25,001     7.64    $340,355   $ 25,347
                                              --------   --------             --------   --------             --------   --------
                                              --------                        --------                        --------
KEY LIABILITIES
Deposits:
  Savings                                       29,958        784     2.62      37,417        968     2.59      41,469      1,154
  Interest-paying checking                      70,399      1,184     1.68      75,126      1,257     1.67      79,212      1,302
  Money market                                  40,913        897     2.19      43,402        944     2.18      51,433      1,169
  Certificates                                 125,307      7,479     5.97      76,727      2,821     3.68      87,667      2,937
  Public funds                                  36,105      2,198     6.09      14,786        767     5.19       3,715        147
                                              --------   --------             --------   --------             --------   --------
    TOTAL DEPOSITS                             302,682     12,542     4.14     247,458      6,757     2.73     263,496      6,709
Borrowings                                      24,982        921     3.69      21,930        676     3.08      22,209        673
                                              --------   --------             --------   --------             --------   --------
    TOTAL INTEREST-BEARING LIABILITIES         327,664     13,463     4.11     269,388      7,433     2.76     285,705      7,382
                                              --------   --------             --------   --------             --------   --------
    TOTAL NONINTEREST-BEARING LIABILITIES       49,520                          49,751                          49,096
                                              --------                        --------                        --------
    TOTAL INTEREST AND NONINTEREST-BEARING
      LIABILITIES                             $377,184                        $319,139                        $334,801
                                              --------                        --------                        --------
                                              --------                        --------                        --------
Net interest income/spread                               $ 17,026     3.97               $ 17,568     4.88               $ 17,965
                                                         --------                        --------                        --------
                                                         --------                        --------                        --------
Net interest income as a percent of total
  average interest-earning assets                                     4.51                            5.37

TABLE 1
NET INTEREST INCOME, AVERAGE BALANCES, AND
  AVERAGE RATES (in thousands)                Average
  INTEREST-EARNING ASSETS                       rate
                                              -------
Loans and loans held for sale:
  Real estate, commercial and financial and
    government-guaranteed loans(1)              8.97%
  Installment and other consumer loans, net
      of unearned income                       11.11
Investment securities and securities
  available for sale:
  U.S. Treasury securities                      5.73
  Securities of other U.S. Government
    agencies                                    5.77
  Obligations of states and political
    subdivisions (non-taxable)(1)               8.82
  Obligations of states and political
    subdivisions (taxable)                        --
  Collateralized mortgage obligations and
      other securities                          5.43
Federal funds sold and other short-term
  investments                                   2.80

    TOTAL INTEREST-EARNING ASSETS               7.45

KEY LIABILITIES
Deposits:
  Savings                                       2.78
  Interest-paying checking                      1.64
  Money market                                  2.27
  Certificates                                  3.35
  Public funds                                  3.96

    TOTAL DEPOSITS                              2.55
Borrowings                                      3.03

    TOTAL INTEREST-BEARING LIABILITIES          2.58

    TOTAL NONINTEREST-BEARING LIABILITIES

    TOTAL INTEREST AND NONINTEREST-BEARING
      LIABILITIES

Net interest income/spread                      4.87

Net interest income as a percent of total
  average interest-earning assets               5.28

- ------------------------
(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $676,000, $493,000 and $208,000 in 1995, 1994 and
    1993, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustments, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

TABLE 2                                                          1995 VERSUS 1994                    1994 versus 1993
  ANALYSIS OF CHANGES IN NET INTEREST INCOME                        CHANGES IN         INCREASE            Changes in      Increase
                                                                 INTEREST DUE TO:                    interest due to:
                                                                                      (DECREASE)                          (decrease)
                                                                ------------------                  ------------------
(in thousands)
                                                                AVERAGE                  IN NET     Average                  in net
                                                                 DAILY     AVERAGE     INTEREST      daily     Average     interest
                                                                BALANCE     RATE         INCOME     balance      rate        income
                                                                -------    -------    ----------    -------    -------    ----------
INTEREST-EARNING ASSETS
Loans and loans held for sale:
  Real estate, commercial and financial and
    government-guaranteed loans                                 $  3,838   $  1,344   $   5,182     $  648     $  343     $     991
  Installment loans, net of unearned income                          447        (17)        430        185        (80)          105
Investment securities and securities available
  for sale:
  U.S. Treasury securities                                            (7)        (4)        (11)      (279)       (89)         (368)
  Securities of other U.S. Government agencies                     1,032        (90)        942        937       (172)          765
  Obligations of states and political
    subdivisions (non-taxable)                                    (1,173)       (64)     (1,237)      (964)       (58)       (1,022)
  Collateralized mortgage obligations and other
      securities                                                     (52)        44          (8)      (303)       (80)         (383)
Federal funds sold and other short-term
  investments                                                         21        169         190       (465)        31          (434)
                                                                -------    -------    ----------    -------    -------    ----------
    TOTAL INTEREST INCOME                                       $  4,106   $  1,382   $   5,488     $ (241)    $ (105)    $    (346)
                                                                -------    -------    ----------    -------    -------    ----------
Interest-bearing liabilities
Savings deposits                                                     193         (9)        184        115         71           186
Interest-paying checking                                              80         (7)         73         68        (23)           45
Money market                                                          51         (4)         47        182         43           225
Certificates                                                      (1,788)    (2,870)     (4,658)       368       (252)          116
Public funds                                                      (1,106)      (325)     (1,431)      (438)      (182)         (620)
Borrowings                                                           (93)      (152)       (245)         0         (3)           (3)
                                                                -------    -------    ----------    -------    -------    ----------
    TOTAL INTEREST EXPENSE                                        (2,663)    (3,367)     (6,030)       295       (346)          (51)
                                                                -------    -------    ----------    -------    -------    ----------
    CHANGES IN NET INTEREST INCOME                              $  1,443   $ (1,985)  $    (542)    $   54     $ (451)    $    (397)
                                                                -------    -------    ----------    -------    -------    ----------
                                                                -------    -------    ----------    -------    -------    ----------

           INDEPENDENT AUDITORS' REPORT

           To the Board of Directors and Stockholders of Jefferson Bancorp, Inc.:

           We have audited the accompanying consolidated balance sheets of Jefferson Bancorp, Inc. and subsidiaries (collectively, the 'Company') as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

           We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

           [Signature]

           Certified Public Accountants
           Miami, Florida
           February 23, 1996

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS DECEMBER 31,

                                                                                                             1995
                                                                                                         ------------
ASSETS
Cash and demand balances due from banks                                                                  $ 17,545,682
                                                                                                         ------------
Investment securities (Fair value 1995-$1,254,000;
  1994-$2,796,000)                                                                                          1,243,260
                                                                                                         ------------
Securities available for sale                                                                             117,953,847
                                                                                                         ------------
Federal funds sold and other short-term investments                                                         4,700,000
                                                                                                         ------------
Loans                                                                                                     268,786,404
Less: Unearned income                                                                                       2,186,667
Allowance for credit losses                                                                                 2,434,357
                                                                                                         ------------
    TOTAL LOANS, NET                                                                                      264,165,380
                                                                                                         ------------
Loans held for sale                                                                                         1,716,917
                                                                                                         ------------
Premises and equipment, net                                                                                 6,186,810
Other real estate owned                                                                                       633,678
Other assets                                                                                               18,857,212
                                                                                                         ------------
    TOTAL ASSETS                                                                                         $433,002,786
                                                                                                         ------------
                                                                                                         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                                                          $ 55,814,702
  Savings                                                                                                  27,396,006
  Interest-paying checking                                                                                 67,489,951
  Money market                                                                                             36,937,656
  Certificates and public funds                                                                           183,648,700
                                                                                                         ------------
    TOTAL DEPOSITS                                                                                        371,287,015
Federal funds purchased and securities sold
  under agreements to repurchase                                                                           19,424,965
Deferred gain on sale of buildings                                                                             31,812
Other liabilities                                                                                           4,635,204
                                                                                                         ------------
    TOTAL LIABILITIES                                                                                     395,378,996
                                                                                                         ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Stockholders' equity:
  Common stock, $1 par value, 10,000,000 shares
    authorized; shares issued 1995-3,999,496 and
    1994-3,853,591                                                                                          3,999,496
  Capital surplus                                                                                          29,349,762
  Retained earnings                                                                                         8,912,103
  Treasury Stock, at cost (1995-193,378 shares and 1994-246,859 shares)                                    (1,862,204)
  Deferred Compensation (1995-133,320 shares; 1994-134,640 shares)                                         (1,027,343)
  Net unrealized losses on securities available for sale
    (net of applicable of income taxes)                                                                    (1,748,024)
                                                                                                         ------------
    TOTAL STOCKHOLDERS' EQUITY                                                                             37,623,790
                                                                                                         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $433,002,786
                                                                                                         ------------
                                                                                                         ------------
Book value per common share excluding unrealized losses
  on securities available for sale                                                                       $      10.34
                                                                                                         ------------
                                                                                                         ------------
Book value per common share                                                                              $       9.89
                                                                                                         ------------
                                                                                                         ------------

                                                                                                             1994
                                                                                                         ------------
ASSETS
Cash and demand balances due from banks                                                                  $ 14,542,225
                                                                                                         ------------
Investment securities (Fair value 1995-$1,254,000;
  1994-$2,796,000)                                                                                          2,754,786
                                                                                                         ------------
Securities available for sale                                                                             121,130,453
                                                                                                         ------------
Federal funds sold and other short-term investments                                                           200,000
                                                                                                         ------------
Loans                                                                                                     203,476,490
Less: Unearned income                                                                                       2,109,361
Allowance for credit losses                                                                                 3,151,691
                                                                                                         ------------
    TOTAL LOANS, NET                                                                                      198,215,438
                                                                                                         ------------
Loans held for sale                                                                                           830,237
                                                                                                         ------------
Premises and equipment, net                                                                                 5,920,469
Other real estate owned                                                                                     5,600,219
Other assets                                                                                               15,081,953
                                                                                                         ------------
    TOTAL ASSETS                                                                                         $364,275,780
                                                                                                         ------------
                                                                                                         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (non-interest bearing)                                                                          $ 49,375,688
  Savings                                                                                                  32,572,061
  Interest-paying checking                                                                                 70,096,042
  Money market                                                                                             40,936,942
  Certificates and public funds                                                                           113,888,669
                                                                                                         ------------
    TOTAL DEPOSITS                                                                                        306,869,402
Federal funds purchased and securities sold
  under agreements to repurchase                                                                           25,844,770
Deferred gain on sale of buildings                                                                             37,265
Other liabilities                                                                                           2,154,050
                                                                                                         ------------
    TOTAL LIABILITIES                                                                                     334,905,487
                                                                                                         ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
Stockholders' equity:
  Common stock, $1 par value, 10,000,000 shares
    authorized; shares issued 1995-3,999,496 and
    1994-3,853,591                                                                                          3,853,591
  Capital surplus                                                                                          28,106,726
  Retained earnings                                                                                         8,811,612
  Treasury Stock, at cost (1995-193,378 shares and 1994-246,859 shares)                                    (2,401,204)
  Deferred Compensation (1995-133,320 shares; 1994-134,640 shares)                                           (840,323)
  Net unrealized losses on securities available for sale
    (net of applicable of income taxes)                                                                    (8,160,109)
                                                                                                         ------------
    TOTAL STOCKHOLDERS' EQUITY                                                                             29,370,293
                                                                                                         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $364,275,780
                                                                                                         ------------
                                                                                                         ------------
Book value per common share excluding unrealized losses
  on securities available for sale                                                                       $      10.41
                                                                                                         ------------
                                                                                                         ------------
Book value per common share                                                                              $       8.14
                                                                                                         ------------
                                                                                                         ------------

See notes to consolidated financial statements

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31,

                                                                                               1995           1994
                                                                                            -----------    -----------
INTEREST INCOME:
Interest and fees on loans and loans held for sale                                          $22,439,259    $17,050,541
Investments and securities available for sale:
  U.S. Treasury securities                                                                      492,692        504,426
  Securities of other U.S. Government agencies                                                6,975,073      6,032,494
  Obligations of states and political subdivisions (non-taxable)                                310,572      1,128,060
  Collateralized mortgage obligations and other securities                                      164,626        171,503
  Federal funds sold and other short-term investments                                           410,143        219,705
                                                                                            -----------    -----------
      TOTAL INTEREST INCOME                                                                  30,792,365     25,106,729
                                                                                            -----------    -----------
INTEREST EXPENSE:
Deposits:
  Savings                                                                                       783,666        968,257
  Interest-paying checking                                                                    1,184,008      1,257,498
  Money market accounts                                                                         897,276        943,571
  Certificates and public funds                                                               9,677,008      3,588,202
Short-term borrowings                                                                           920,963        675,579
                                                                                            -----------    -----------
      TOTAL INTEREST EXPENSE                                                                 13,462,921      7,433,107
                                                                                            -----------    -----------
      NET INTEREST INCOME                                                                    17,329,444     17,673,622
Provision for credit losses                                                                     150,000        330,000
                                                                                            -----------    -----------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                  17,179,444     17,343,622
                                                                                            -----------    -----------
NONINTEREST INCOME:
Trust income                                                                                  1,256,141      1,126,330
Service charges, commissions and fees                                                         1,331,551      1,282,859
Securities transactions, net                                                                    627,600      1,565,407
Other operating income                                                                          992,114        371,570
                                                                                            -----------    -----------
TOTAL NONINTEREST INCOME                                                                      4,207,406      4,346,166
                                                                                            -----------    -----------
NONINTEREST EXPENSE:
Salaries and employee benefits                                                                8,448,063      9,319,084
Occupancy expense, net                                                                        2,837,998      2,477,248
Other operating expenses                                                                      6,702,128      6,355,663
Loss on sale related to the Sea Club Hotel                                                      717,390        --
                                                                                            -----------    -----------
      TOTAL NONINTEREST EXPENSES                                                             18,705,579     18,151,995
                                                                                            -----------    -----------
      INCOME BEFORE PROVISION FOR INCOME TAXES                                                2,681,271      3,537,793
Provision for income taxes                                                                      772,239        520,559
                                                                                            -----------    -----------
      NET INCOME                                                                            $ 1,909,032    $ 3,017,234
                                                                                            -----------    -----------
                                                                                            -----------    -----------
EARNINGS PER COMMON SHARE:
      Average shares outstanding                                                              3,816,071      3,637,576
                                                                                            -----------    -----------
                                                                                            -----------    -----------
      NET INCOME                                                                            $      0.50    $      0.83
                                                                                            -----------    -----------
                                                                                            -----------    -----------

                                                                                               1993
                                                                                            -----------
                                                                                            <
INTEREST INCOME:
Interest and fees on loans and loans held for sale                                          $17,310,832
Investments and securities available for sale:
  U.S. Treasury securities                                                                      872,126
  Securities of other U.S. Government agencies                                                5,267,722
  Obligations of states and political subdivisions (non-taxable)                              1,802,408
  Collateralized mortgage obligations and other securities                                      554,925
  Federal funds sold and other short-term investments                                           653,760
                                                                                            -----------
      TOTAL INTEREST INCOME                                                                  26,461,773
                                                                                            -----------
INTEREST EXPENSE:
Deposits:
  Savings                                                                                     1,153,716
  Interest-paying checking                                                                    1,301,793
  Money market accounts                                                                       1,169,102
  Certificates and public funds                                                               3,084,603
Short-term borrowings                                                                           673,081
                                                                                            -----------
      TOTAL INTEREST EXPENSE                                                                  7,382,295
                                                                                            -----------
      NET INTEREST INCOME                                                                    19,079,478
Provision for credit losses                                                                   2,335,000
                                                                                            -----------
      NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES                                  16,744,478
                                                                                            -----------
NONINTEREST INCOME:
Trust income                                                                                  1,594,288
Service charges, commissions and fees                                                         1,257,253
Securities transactions, net                                                                  2,452,445
Other operating income                                                                           46,719
                                                                                            -----------
TOTAL NONINTEREST INCOME                                                                      5,350,705
                                                                                            -----------
NONINTEREST EXPENSE:
Salaries and employee benefits                                                                9,467,749
Occupancy expense, net                                                                        1,884,685
Other operating expenses                                                                      7,397,507
Loss on sale related to the Sea Club Hotel                                                      --
                                                                                            -----------
      TOTAL NONINTEREST EXPENSES                                                             18,749,941
                                                                                            -----------
      INCOME BEFORE PROVISION FOR INCOME TAXES                                                3,345,242
Provision for income taxes                                                                      528,000
                                                                                            -----------
      NET INCOME                                                                            $ 2,817,242
                                                                                            -----------
                                                                                            -----------
EARNINGS PER COMMON SHARE:
      Average shares outstanding                                                              3,497,878
                                                                                            -----------
                                                                                            -----------
      NET INCOME                                                                            $      0.81
                                                                                            -----------
                                                                                            -----------

See notes to consolidated financial statements

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,

                                                                                               1995            1994
                                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $  1,909,032    $  3,017,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                   853,586         754,100
Writeoff of assets in connection with branch closings                                           --              --
Amortization of gain on sale/leaseback of buildings                                              (5,453)       (364,030)
Losses/(gains) and writedowns on sales of other real estate owned                               790,697         235,656
Provision for credit losses                                                                     150,000         330,000
Premium amortization and discount accretion, net of available for sale securities               167,439         330,230
Net gain on sales of securities available for sale                                             (627,600)     (1,565,407)
Net gain on sales of investment securities                                                      --              --
Amortization of deferred compensation                                                           406,980         363,360
Origination of loans held for sale                                                          (29,511,056)    (48,561,234)
Disposition of loans held for sale                                                           28,624,376      54,749,734
(Increase) Decrease in other assets                                                          (7,760,384)      4,821,756
Increae (Decrease) in other liabilities                                                       2,481,154        (158,171)
                                                                                           ------------    ------------
Net cash (used) provided by operating activities                                             (2,521,229)     13,953,228
                                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                            (66,099,942)    (37,023,151)
Sale of securities available for sale                                                        56,126,260      73,322,440
Proceeds from maturities and paydowns of securities available for sale                       30,032,854       7,749,020
Purchase of securities available for sale                                                   (72,182,533)    (75,041,500)
Proceeds from sales of investment securities                                                    --              --
Proceeds from maturities of investment securities and principal payments
  on mortgage-backed securities                                                               1,511,526         --
Premium amortization and discount accretion, net of investment securities                       --               18,041
Purchases of investment securities                                                              --           (1,742,226)
Net (increase) decrease in federal funds sold and other short-term investments               (4,500,000)      3,400,000
Disposition (Acquisition) of other real estate owned                                          4,175,844        (168,889)
Purchases of premises and equipment                                                          (1,062,531)     (1,913,936)
Proceeds from sale of premises and equipment                                                    --               99,853
                                                                                           ------------    ------------
Net cash (used) provided by investing activities                                            (51,998,522)    (31,300,348)
                                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                          64,417,613       9,297,695
Net increase (decrease) in federal funds purchased and securities sold
  under agreements to repurchase                                                             (6,419,805)     10,929,021
Payment of cash dividends                                                                    (1,818,022)     (1,737,506)
Acquisition of treasury stock                                                                   --             (573,871)
Payment of fractional shares                                                                    --               (2,121)
Proceeds from exercise of stock options                                                       1,343,422         435,259
                                                                                           ------------    ------------
Net cash provided (used) by financing activities                                             57,523,208      18,348,477
                                                                                           ------------    ------------
Net increase in cash and demand balances due from banks                                       3,003,457       1,001,357
Cash and demand balances due from banks at beginning of year                                 14,542,225      13,540,868
                                                                                           ------------    ------------
Cash and demand balances due from banks at end of year                                     $ 17,545,682    $ 14,542,225
                                                                                           ------------    ------------
                                                                                           ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                            $ 12,350,000    $  5,979,000
                                                                                           ------------    ------------
                                                                                           ------------    ------------
  Income tax payments                                                                      $    426,481    $    640,000
                                                                                           ------------    ------------
                                                                                           ------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Fair value of stock awards pursuant to restricted
    stock plan, net of cancellations                                                       $    594,000    $    440,000
                                                                                           ------------    ------------
                                                                                           ------------    ------------
  Other real estate owned acquired through foreclosures                                    $    110,000    $    900,950
                                                                                           ------------    ------------
                                                                                           ------------    ------------
  Transfer of investment securities to securities available for sale                       $    --         $    --
                                                                                           ------------    ------------
                                                                                           ------------    ------------
  3% Stock dividend                                                                        $    --         $  1,107,530
                                                                                           ------------    ------------
                                                                                           ------------    ------------

                                                                                              1993
                                                                                          -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $   2,817,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                   608,550
Writeoff of assets in connection with branch closings                                           121,129
Amortization of gain on sale/leaseback of buildings                                            (834,851)
Losses/(gains) and writedowns on sales of other real estate owned                               799,720
Provision for credit losses                                                                   2,335,000
Premium amortization and discount accretion, net of available for sale securities               567,066
Net gain on sales of securities available for sale                                           (1,853,956)
Net gain on sales of investment securities                                                     (598,489)
Amortization of deferred compensation                                                           346,590
Origination of loans held for sale                                                         (129,800,419)
Disposition of loans held for sale                                                          129,401,356
(Increase) Decrease in other assets                                                          (1,174,895)
Increae (Decrease) in other liabilities                                                        (274,838)
                                                                                          -------------
Net cash (used) provided by operating activities                                              2,459,205
                                                                                          -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                              3,930,721
Sale of securities available for sale                                                       102,349,100
Proceeds from maturities and paydowns of securities available for sale                       23,935,480
Purchase of securities available for sale                                                  (119,730,087)
Proceeds from sales of investment securities                                                 10,541,000
Proceeds from maturities of investment securities and principal payments
  on mortgage-backed securities                                                                  25,000
Premium amortization and discount accretion, net of investment securities                      --
Purchases of investment securities                                                             --
Net (increase) decrease in federal funds sold and other short-term investments               18,000,000
Disposition (Acquisition) of other real estate owned                                            276,937
Purchases of premises and equipment                                                            (868,315)
Proceeds from sale of premises and equipment                                                   --
                                                                                          -------------
Net cash (used) provided by investing activities                                             38,459,836
                                                                                          -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                         (37,026,779)
Net increase (decrease) in federal funds purchased and securities sold
  under agreements to repurchase                                                             (1,719,461)
Payment of cash dividends                                                                    (1,698,214)
Acquisition of treasury stock                                                                   (74,252)
Payment of fractional shares                                                                   --
Proceeds from exercise of stock options                                                         239,548
                                                                                          -------------
Net cash provided (used) by financing activities                                            (40,279,158)
                                                                                          -------------
Net increase in cash and demand balances due from banks                                         639,883
Cash and demand balances due from banks at beginning of year                                 12,900,985
                                                                                          -------------
Cash and demand balances due from banks at end of year                                    $  13,540,868
                                                                                          -------------
                                                                                          -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                           $   7,570,962
                                                                                          -------------
                                                                                          -------------
  Income tax payments                                                                     $     727,000
                                                                                          -------------
                                                                                          -------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Fair value of stock awards pursuant to restricted
    stock plan, net of cancellations                                                      $     440,000
                                                                                          -------------
                                                                                          -------------
  Other real estate owned acquired through foreclosures                                   $     628,089
                                                                                          -------------
                                                                                          -------------
  Transfer of investment securities to securities available for sale                      $  99,940,251
                                                                                          -------------
                                                                                          -------------
  3% Stock dividend                                                                       $    --
                                                                                          -------------
                                                                                          -------------

See notes to consolidated financial statements

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                        NET UNREALIZED
                                                                                                        GAINS (LOSSES)
                                                                                                        ON SECURITIES
                                    COMMON       CAPITAL      RETAINED      TREASURY       DEFERRED         AVAILABLE
                                    STOCK        SURPLUS      EARNINGS        STOCK      COMPENSATION        FOR SALE
                                  ----------   -----------   -----------   -----------   ------------   --------------
BALANCE, JANUARY 1, 1993          $3,571,296   $25,726,684   $ 7,522,507   $(1,753,081)  $    (670,273) $          --
  Net income                          --           --          2,817,242       --              --                  --
  $.50 Cash dividend                  --           --         (1,698,214)      --              --                  --
  Exercise of stock options
    (27,790 shares)                   27,790       211,758       --            --              --                  --
  Purchase of Treasury Stock
    (9,000 Shares)                    --           --            --            (74,252)        --                  --
  Issuance of Restricted Stock
    (44,000 Shares)                   44,000       396,000       --            --             (440,000)            --
  Amortization of Deferred
    Compensation                      --           --            --            --              346,590             --
  Net unrealized gains on
    securities available for sale
      (net of applicable income
    taxes)                            --           --            --            --              --           1,622,058
                                  ----------   -----------   -----------   -----------   ------------   --------------
BALANCE, DECEMBER 31, 1993         3,643,086    26,334,442     8,641,535    (1,827,333)       (763,683)     1,622,058
  Net income                          --           --          3,017,234       --              --                  --
  $.50 Cash dividend                  --           --         (1,737,506)      --              --                  --
  3% Stock dividend                  110,753       996,777    (1,109,651)      --              --                  --
  Exercise of stock options
    (55,752 shares)                   55,752       379,507       --            --              --                  --
  Purchase of Treasury Stock
    (56,800 Shares)                   --           --            --           (573,871)        --                  --
  Issuance of Restricted Stock
    (44,000 Shares)                   44,000       396,000       --            --             (440,000)            --
  Amortization of Deferred
    Compensation                      --           --            --            --              363,360             --
  Change in net unrealized losses
      on securities available for
    sale (net of applicable
    income taxes)                     --           --            --            --              --          (9,782,167)
                                  ----------   -----------   -----------   -----------   ------------   --------------
BALANCE, DECEMBER 31, 1994         3,853,591    28,106,726     8,811,612    (2,401,204)       (840,323)    (8,160,109)
  Net income                          --           --          1,909,032       --              --                  --
  $.50 Cash dividend                  --           --         (1,818,022)      --              --                  --
  Exercise of stock options
    (155,386 shares)                 155,386     1,188,036       --            --              --                  --
  Cancellation of Stock Dividend
      on
    Treasury Stock (9,481 Shares)     (9,481)      --              9,481       --              --                  --
  Issuance of Restricted Stock
    from Treasury Stock (44,000
      Shares)                         --            55,000       --            539,000        (594,000)            --
  Amortization of Deferred
    Compensation                      --           --            --            --              406,980             --
  Change in net unrealized gains
      (losses) on securities
    available for sale (net of
    applicable income taxes)          --           --            --            --              --           6,412,085
                                  ----------   -----------   -----------   -----------   ------------   --------------
BALANCE, DECEMBER 31, 1995        $3,999,496   $29,349,762   $ 8,912,103   $(1,862,204)  $  (1,027,343) $  (1,748,024)
                                  ----------   -----------   -----------   -----------   ------------   --------------
                                  ----------   -----------   -----------   -----------   ------------   --------------


                                             TOTAL
                                     STOCKHOLDERS'
                                            EQUITY
                                   ------------------
BALANCE, JANUARY 1, 1993           $    34,397,133
  Net income                             2,817,242
  $.50 Cash dividend                    (1,698,214)
  Exercise of stock options
    (27,790 shares)                        239,548
  Purchase of Treasury Stock
    (9,000 Shares)                         (74,252)
  Issuance of Restricted Stock
    (44,000 Shares)                             --
  Amortization of Deferred
    Compensation                           346,590
  Net unrealized gains on
    securities available for sale
      (net of applicable income
    taxes)                               1,622,058
                                   ------------------
BALANCE, DECEMBER 31, 1993              37,650,105
  Net income                             3,017,234
  $.50 Cash dividend                    (1,737,506)
  3% Stock dividend                         (2,121)
  Exercise of stock options
    (55,752 shares)                        435,259
  Purchase of Treasury Stock
    (56,800 Shares)                       (573,871)
  Issuance of Restricted Stock
    (44,000 Shares)                             --
  Amortization of Deferred
    Compensation                           363,360
  Change in net unrealized losses
      on securities available for
    sale (net of applicable
    income taxes)                       (9,782,167)
                                   ------------------
BALANCE, DECEMBER 31, 1994              29,370,293
  Net income                             1,909,032
  $.50 Cash dividend                    (1,818,022)
  Exercise of stock options
    (155,386 shares)                     1,343,422
  Cancellation of Stock Dividend
      on
    Treasury Stock (9,481 Shares)               --
  Issuance of Restricted Stock
    from Treasury Stock (44,000
      Shares)                                   --
  Amortization of Deferred
    Compensation                           406,980
  Change in net unrealized gains
      (losses) on securities
    available for sale (net of
    applicable income taxes)             6,412,085
                                   ------------------
BALANCE, DECEMBER 31, 1995         $    37,623,790
                                   ------------------
                                   ------------------

See notes to consolidated financial statements

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Jefferson Bancorp, Inc. is a registered bank holding company and with its subsidiaries (collectively, the 'Company'), is engaged in the conduct of banking operations, principally in South Florida. The following is a summary of the more significant accounting and reporting policies of the Company:

(A) USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(B) CONSOLIDATION: All subsidiaries are consolidated. All material intercompany balances and transactions have been eliminated. Securities and other property held by a subsidiary bank's trust department in a fiduciary or agency capacity are not included in the consolidated financial statements since they are not assets of the Company.

(C) INVESTMENT SECURITIES: Investment securities are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are placed in the investment portfolio based on management's positive intent and ability to hold these securities to maturity.

(D) SECURITIES AVAILABLE FOR SALE: Securities to be held for indefinite periods of time including securities that management intends to use as part of its asset/liability strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, or other similar factors are classified as available for sale and are carried at fair value. Unrealized holding gains and losses are reported as a net amount in a separate component of stockholders' equity until realized. Deferred income taxes are provided on any unrealized appreciation or decline in value.

In years prior to 1993, securities available for sale were carried at lower of cost or fair value and unrealized gains and losses were included in other operating income. In May 1993, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that investments in equity securities that have readily determinable fair values and all investments in debt securities be classified as either held to maturity securities, trading securities, or available-for-sale securities. Although SFAS No. 115 was not required to be effective until fiscal years beginning after December 15, 1993, the Company elected to adopt SFAS No. 115 as of December 31, 1993.

(E) LOANS: Interest income on certain installment loans is recognized using a method which approximates the interest method. Interest income on all other loans is recognized based upon the principal amounts outstanding. Loans are generally placed on non-accrual status and related accrued interest reversed when, in the opinion of management, there is substantial doubt as to the ability of the borrower to pay the interest. When a loan is placed on a non-accruing status, any interest accrued in the current period, but not collected, is reversed against interest income. Non-refundable loan origination fees and costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan.

Loans held for sale are carried at the lower of cost or market on an aggregate basis. Unrealized declines in market value are included in other operating income.

(F) ALLOWANCE FOR CREDIT LOSSES: The allowance for credit losses is increased by provision for credit losses and is reduced by loan charge-offs, net of recoveries. The provision for credit losses is determined based upon management's review and evaluation of the loan portfolio and the adequacy of the allowance for credit losses, giving consideration to the overall condition of the loan portfolio, review of known problem loans for potential losses, economic factors and business trends that could affect loan collectability. Many of these factors involve a significant degree of estimation and are subject to rapid change which could be unforeseen by management. Changes in these factors could result in material adjustments to the allowance in the near term.

On January 1, 1995, the Bank adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-- Recognition and Disclosures, an amendment of SFAS No. 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards entailed the identification of commercial loans and commercial real estate loans which are considered impaired under the provisions of SFAS No. 114. Groups of smaller-balance homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment.

Under the provision of these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loans exceeds that measure of fair value, a valuation allowance is required as a component of the allowance for credit losses. Changes to the valuation allowance are recorded as a component of the provision for credit losses.

Loans where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired under SFAS No. 114, are generally classified as nonperforming loan unless, based on the evaluation of management, the loan is well secured and in the process of collection.

Interest collections on nonperforming loans, including impaired loans, for which the ultimate collectibility of principal and interest is uncertain are applied as reductions in book value. Otherwise, such collections are credited to income when received.

Adoption of these statements did not have a material impact in the Bank's financial position or results of operations.

(G) PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets ranging up to 31.5 years. Maintenance and repairs are charged to expense as they are incurred. Additions and improvements which significantly increase the value of the property are capitalized and depreciated over the life of the asset. Gains and losses on disposal of property are reflected in income.

(H) OTHER REAL ESTATE OWNED: Property acquired by foreclosure or deed in lieu of foreclosure are recorded at the lower of cost or estimated fair value at the time the loan is foreclosed. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

Once properties are classified as other real estate, such properties are carried at the lower of cost or fair value minus estimated costs to sell. Net expenses incurred in maintaining properties, subsequent write-downs due to changes in market values, and gains or losses upon disposition are included in other operating expenses. Expenditures to complete or improve properties are capitalized only if reasonably expected to be recovered; otherwise, they are expensed as incurred.

The amounts the Company could ultimately recover from property acquired by foreclosure or deed in lieu of foreclosure, could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the Company's control or changes in the Company's strategy for recovering its investment.

(I) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, has become a subsidiary of the Company and has been renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in 'other assets' in the Company's consolidated balance sheets. The accumulated amortization through December 31, 1995 totalled $542,436.

(J) INCOME TAXES: Deferred taxes are provided for timing differences between income reported for financial reporting and for income tax purposes. The Company files consolidated income tax returns.

The Company provides for deferred taxes under the liability method. Under such method, deferred taxes are adjusted for tax rate changes as they occur. Deferred income tax asset and liabilities are computed annually for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

(K) CAPITAL STOCK: On November 29, 1994, the Board of Directors declared a 3% stock dividend. The shares were distributed on December 19, 1994 to stockholders of record as of December 9, 1994.

(L) FEDERAL RESERVE REQUIREMENT: In connection with the implementation of a monetary policy by the Federal Reserve, the Company's banking subsidiaries are required to maintain minimum non-interest earning statutory reserves (which represent a restriction of cash) based upon the balances of demand, interest-paying checking, savings, certificate of deposit and money market accounts. At December 31, 1995, the Company met such reserve requirements of $6,262,000.

(M) IMPACT OF NEW ACCOUNTING ISSUES: In October 1995, FASB issued SFAS No. 123, 'Accounting for Stock-Based Compensation'. This Statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, 'Accounting for Stock Issued to Employees'. Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value-based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Proforma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management adopted SFAS No. 123 effective January 1, 1996 and has elected to continue to measure compensation using APB No. 25.

(N) EARNINGS PER COMMON SHARE: Per-share amounts are computed by dividing net income by the weighted average number of shares and common stock equivalent (stock options) outstanding during each year using the treasury stock method after giving retroactive effect to stock dividends.

(O) RECLASSIFICATION: Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

- ----------------------------------------------------------------

2. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities were as follows:

                                                                   DECEMBER 31, 1995                       DECEMBER 31, 1994
                                                    ------------------------------------------------     ----------------------
                                                                   GROSS UNREALIZED                                 GROSS UNREALIZED
                                                    AMORTIZED      ------------------        FAIR        AMORTIZED      -------
                                                       COST         GAINS      LOSSES       VALUE           COST         GAINS
                                                    ----------     -------     ------     ----------     ----------     -------
U.S. Government agencies                            $   --         $ --        $ --       $   --         $1,491,135     $29,021
Obligations of state and political subdivisions
 (non-taxable)                                         103,912       --          --          103,912        124,302       --
Other securities                                     1,139,348      16,481      5,750      1,150,079      1,139,349      16,864
                                                    ----------     -------     ------     ----------     ----------     -------
   TOTAL                                            $1,243,260     $16,481     $5,750     $1,253,991     $2,754,786     $45,885
                                                    ----------     -------     ------     ----------     ----------     -------
                                                    ----------     -------     ------     ----------     ----------     -------


                                                                   FAIR
                                                     LOSSES       VALUE
                                                     ------     ----------
U.S. Government agencies                             $ --       $1,520,156
Obligations of state and political subdivisions
 (non-taxable)                                         --          124,302
Other securities                                      4,500      1,151,713
                                                     ------     ----------
   TOTAL                                             $4,500     $2,796,171
                                                     ------     ----------
                                                     ------     ----------

                                                                                                        DECEMBER 31, 1993
                                                                                                ---------------------------------
                                                                                                                GROSS UNREALIZED
                                                                                                AMORTIZED      ------------------
                                                                                                   COST         GAINS      LOSSES
                                                                                                ----------     -------     ------
U.S. Government agencies                                                                        $   --         $ --        $  --
Obligations of state and political subdivisions
 (non-taxable)                                                                                     142,853       --           --
Other securities                                                                                   887,748      19,602        --
                                                                                                ----------     -------     ------
   TOTAL                                                                                        $1,030,601     $19,602     $  --
                                                                                                ----------     -------     ------
                                                                                                ----------     -------     ------


                                                                                                    FAIR
                                                                                                   VALUE
                                                                                                 ----------
U.S. Government agencies                                                                         $   --
Obligations of state and political subdivisions
 (non-taxable)                                                                                      142,853
Other securities                                                                                    907,350
                                                                                                 ----------
   TOTAL                                                                                         $1,050,203
                                                                                                 ----------
                                                                                                 ----------

The table below sets forth certain information regarding amortized cost and weighted average yields and maturity of investment securities at December 31, 1995.

                                                                                                                    TOTAL
                                                                                                     MORE THAN    INVESTMENT
                                              ONE TO FIVE YEARS      FIVE TO TEN YEARS               TEN YEARS    SECURITIES
                                            ---------------------    ------------------    -------------------    -------------
                                                         WEIGHTED              WEIGHTED                WEIGHTED
                                            AMORTIZED    AVERAGE    AMORTIZED   AVERAGE    AMORTIZED   AVERAGE    AMORTIZED
                                               COST       YIELD       COST       YIELD         COST     YIELD        COST
                                            ----------   --------   ---------   --------   ---------   --------   ----------
Obligations of state and political
 subdivisions (non-taxable)                 $  103,912     9.50%    $   --          --%    $     --        --%    $  103,912
Other securities                               285,000     8.14        140,000    6.93       10,000      5.49        435,098
Federal Reserve & FHLB stock                   704,250     6.00         --          --           --        --        704,250
                                            ----------              ---------              ---------              ----------
TOTAL                                       $1,093,162     5.99%    $  140,000    6.93%    $ 10,000      5.49%    $1,243,260
                                            ----------              ---------              ---------              ----------
                                            ----------              ---------              ---------              ----------


                                                       AVERAGE
                                            WEIGHTED   REMAINING
                                            AVERAGE    YEARS TO
                                             YIELD     MATURITY
                                            --------   ---------
Obligations of state and political
 subdivisions (non-taxable)                   9.50%       4.00
Other securities                              7.69        4.00
Federal Reserve & FHLB stock                  6.00       10.00

TOTAL                                         6.88%       7.40


There were no investment securities issued by any one entity with a total book value in excess of 10% of retained earnings at December 31, 1995.

Actual maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 1995, the amortized cost and fair value of investment securities, by contractual maturity, was as follows:

                                                                   AMORTIZED         FAIR
                                                                      COST          VALUE
                                                                   ----------     ----------
One to five years                                                  $  388,912     $  400,424
Five to ten years                                                     140,000        138,644
Over ten years                                                         10,000         10,575
                                                                   ----------     ----------
   Subtotal                                                           538,912        549,643
Federal Reserve & FHLB Stock                                          704,348        704,348
                                                                   ----------     ----------
   TOTAL INVESTMENT SECURITIES                                     $1,243,260     $1,253,991
                                                                   ----------     ----------
                                                                   ----------     ----------

Proceeds from sales of investment securities during 1995, 1994 and 1993 were $0, $0 and $10,541,000, respectively. Gross gains from sales of investment securities during 1995, 1994 and 1993 were $0, $0 and $635,062, respectively. Gross losses of $0, $0 and $36,573 were realized in 1995, 1994 and 1993, respectively.

3. SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale were as follows:

                                                       DECEMBER 31, 1995                            DECEMBER 31, 1994
                                   ---------------------------------------------------------      ----------------------
                                                       GROSS UNREALIZED                                          GROSS UNREALIZED
                                    AMORTIZED       -----------------------         FAIR          AMORTIZED       -------
                                       COST          GAINS         LOSSES          VALUE             COST          GAINS
                                   ------------     --------     ----------     ------------     ------------     -------
U.S. Treasury securities           $ 10,181,338     $  --        $  124,463     $ 10,056,875     $ 10,229,268     $ --
U.S. Government agencies            104,415,163      195,522      2,710,208      101,900,477      113,504,524      11,250
Obligations of state and
 political subdivisions
 (non-taxable)                        4,633,060       23,064         45,944        4,610,180        7,939,074       1,541
Collateralized mortgage
 obligations                          1,526,954        --           140,639        1,386,315        2,540,976       --
                                   ------------     --------     ----------     ------------     ------------     -------
   TOTAL                           $120,756,515     $218,586     $3,021,254     $117,953,847     $134,213,842     $12,791
                                   ------------     --------     ----------     ------------     ------------     -------
                                   ------------     --------     ----------     ------------     ------------     -------


                                                     FAIR
                                   LOSSES           VALUE
                                 -----------     ------------
U.S. Treasury securities         $   916,143     $  9,313,125
U.S. Government agencies          11,456,442      102,059,332
Obligations of state and
 political subdivisions
 (non-taxable)                       523,667        7,416,948
Collateralized mortgage
 obligations                         199,928        2,341,048
                                 -----------     ------------
   TOTAL                         $13,096,180     $121,130,453
                                 -----------     ------------
                                 -----------     ------------

                                                                                                  DECEMBER 31, 1993
                                                                                       ----------------------------------------
                                                                                                            GROSS UNREALIZED
                                                                                        AMORTIZED       -----------------------
                                                                                           COST           GAINS         LOSSES
                                                                                       ------------     ----------     --------
U.S. Treasury securities                                                               $ 13,216,216     $  456,909     $  --
U.S. Government agencies                                                                 96,702,427        977,673      396,618
Obligations of state and political
 subdivisions (non-taxable)                                                              25,632,643      1,767,925        --
Collateralized mortgage obligations                                                       6,746,930         --          205,187
                                                                                       ------------     ----------     --------
   TOTAL                                                                               $142,298,216     $3,202,507     $601,805
                                                                                       ------------     ----------     --------
                                                                                       ------------     ----------     --------


                                                                                         FAIR
                                                                                        VALUE
                                                                                     ------------
U.S. Treasury securities                                                             $ 13,673,125
U.S. Government agencies                                                               97,283,482
Obligations of state and political
 subdivisions (non-taxable)                                                            27,400,568
Collateralized mortgage obligations                                                     6,541,743
                                                                                     ------------
   TOTAL                                                                             $144,898,918
                                                                                     ------------
                                                                                     ------------

The net appreciation (excess of fair value over amortized cost) or decline in value (excess of amortized cost over fair value) of securities available for sale at December 31, 1995 is presented, net of taxes, as an increase (decrease), respectively, in stockholders' equity. Other than a permanent impairment, this appreciation or decline in fair value is not realized unless these securities are actually sold.

Proceeds from sales of securities available for sale during 1995, 1994 and 1993 were approximately $71,375,000, $73,322,000 and $102,349,000, respectively.
Gross gains from sales of securities available for sale during 1995 and 1994 were $657,208 and $1,628,319, respectively. Gross losses of $29,609, $62,912 and $82,769 were realized in 1995, 1994 and 1993, respectively.

At December 31, 1995, securities with a book value of approximately $87,986,000 were pledged as collateral for public deposits, trust assets, repurchase agreements and other purposes.

The table below sets forth certain information regarding carrying value, weighted average yields and maturity of securities held for sale at December 31, 1995.

                                                                                                                           TOTAL
                                                                                                                         SECURITIES
                                                                                                                            HELD
                         ONE YEAR OR LESS        ONE TO FIVE YEARS        FIVE TO TEN YEARS      MORE THAN TEN YEARS      FOR SALE
                      ----------------------    ---------------------    --------------------    --------------------    ----------
                                    WEIGHTED                 WEIGHTED                WEIGHTED                WEIGHTED
                        CARRYING     AVERAGE     CARRYING     AVERAGE     CARRYING    AVERAGE     CARRYING    AVERAGE      CARRYING
                         VALUE       YIELD        VALUE       YIELD       VALUE       YIELD       VALUE       YIELD        VALUE
                      -----------   --------   -----------   --------   ----------   --------   ----------   --------   ------------
U.S. Treasury
 securities           $ 1,983,125     5.34%    $ 8,073,750     5.51%    $   --           --%    $   --           --%    $ 10,056,875
U.S. Government
 agencies              38,172,976     6.35      59,869,006     5.65      2,954,062     5.75        904,433     5.89      101,900,477
Obligations of state
 and political
 subdivisions (non-
 taxable)                 --            --       1,453,896     4.89      3,156,284     4.22         --           --        4,610,180
Collateralized
 mortgage
 obligations              520,480     7.04         --            --         --           --        865,835     8.50        1,386,315
                      -----------              -----------              ----------              ----------              ------------
                      $40,676,581     6.22%    $69,396,652     5.62%    $6,110,346     4.96%    $1,770,268     7.17%    $117,953,847
                      -----------              -----------              ----------              ----------              ------------
                      -----------              -----------              ----------              ----------              ------------


                                 AVERAGE
                      WEIGHTED   REMAINING
                      AVERAGE    YEARS TO
                       YIELD     MATURITY
                      --------   ---------
U.S. Treasury
 securities             5.48%       3.00
U.S. Government
 agencies               5.92        3.00
Obligations of state
 and political
 subdivisions (non-
 taxable)               4.43        6.00
Collateralized
 mortgage
 obligations            7.95        3.00

                        5.81%       3.12


There were no securities available for sale (exclusive of U.S. Treasury securities and U.S. Government agencies) issued by any one entity with a total book value in excess of 10% of retained earnings at December 31, 1995.
                                         ---------------------------------------

4. LOANS AND LOANS HELD FOR SALE

Loans and loans held for sale consist of the following:

                                             1995           1994
                                         ------------   ------------
LOANS:
Real Estate:
 Construction                            $ 26,913,391   $ 10,588,042
 Commercial real estate                    76,691,379     48,586,065
 Residential                              100,187,443     84,009,933
Commercial and financial                   35,273,277     32,979,993
Government guaranteed--SBA and FMHA        16,406,811     18,913,754
Installment & other consumer               13,314,103      8,398,703
                                         ------------   ------------
Total loans                              $268,786,404   $203,476,490
                                         ------------   ------------
                                         ------------   ------------
LOANS HELD FOR SALE:
Real Estate:
 Residential                             $  1,716,917   $    830,237
                                         ------------   ------------
                                         ------------   ------------

The Company's business activity is mostly with customers located in South Florida. As of December 31, 1995 and 1994, loans secured by commercial real estate, other than loans guaranteed by the Federal government or its agencies, approximated $77,000,000 and $49,000,000, respectively. The majority of these loans are on mature properties, with seasoned, good payment histories and are supported by appraisals identifying substantial borrower equity. A majority of loans are personally guaranteed by the principals and are evaluated in accordance with the Company's credit policies. These types of loans are impacted by, among other things, economic conditions in the local vicinity of the respective property. The loan portfolio also includes residential and other mortgage loans purchased in secondary markets. The borrowers and the underlying collateral on these secondary market loans are geographically diversified. Management closely monitors its loan concentrations by industry, geographic location, type of collateral and individual customers.

At December 31, 1995, the recorded investment in loans that are considered impaired under SFAS No. 114 was $770,751. These impaired loans required a SFAS No. 114 allowance for loan losses of $350,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $689,000. For the year ended December 31, 1995, the Bank recognized interest income on these impaired loans of approximately $81,000.

Loans on which the accrual of interest has been discontinued amounted to approximately $1,521,000 and approximately $4,265,000 at December 31, 1995 and 1994, respectively. Interest income which would have been recorded under the original terms of loans had they not been on non-accrual status was approximately $157,000 and $410,000 for the years ended December 31, 1995 and 1994, respectively.

Loans to senior officers and directors of the Company included in the above table are as follows:

                                               1995           1994
                                             --------      ----------
Balance, beginning of year                   $843,804      $1,225,765
Additions during the year                      45,268         320,681
Reductions during the year                    (52,194)       (702,642)
                                             --------      ----------
Balance, end of year                         $836,878      $  843,804
                                             --------      ----------
                                             --------      ----------

Loans to related parties of the Company also included in the above table are as follows:

                                               1995           1994
                                             --------       ---------
Balance, beginning of year                   $501,100       $ 178,100
Additions during the year                           0         501,000
Reductions during the year                    (13,318)       (178,000)
                                             --------       ---------
Balance, end of year                         $487,782       $ 501,100
                                             --------       ---------
                                             --------       ---------

5. ALLOWANCE FOR CREDIT LOSSES

Transactions in the allowance for credit losses are as follows:

                                  1995           1994            1993
                               ----------     -----------     -----------
Balance, beginning of year     $3,151,691     $ 3,823,663     $ 2,739,866
Provision for credit
 losses                           150,000         330,000       2,335,000
Charge-offs, net of
 recoveries                      (867,334)     (1,001,972)     (1,251,203)
                               ----------     -----------     -----------
Balance, end of year           $2,434,357     $ 3,151,691     $ 3,823,663
                               ----------     -----------     -----------
                               ----------     -----------     -----------

6. PREMISES AND EQUIPMENT

Premises and equipment are comprised of the following:

                                             1995           1994
                                          -----------    -----------
Land                                      $   603,092    $   603,092
Building and improvements                   6,527,124      6,027,124
Vault                                         717,187        645,237
Furniture, fixtures and equipment           4,887,892      4,491,270
                                          -----------    -----------
   Total, at cost                          12,735,295     11,766,723
Less: accumulated depreciation              6,548,485      5,846,254
                                          -----------    -----------
   Premises and equipment, net            $ 6,186,810    $ 5,920,469
                                          -----------    -----------
                                          -----------    -----------

Rent expense, net of amortized gain on the sale and leaseback as discussed below, charged to operations under various operating leases was $1,914,863, $1,530,492 and $942,759 for 1995, 1994 and 1993, respectively. Rental income included in operations was $20,634, $18,850 and $29,360 for 1995, 1994 and 1993,
respectively. At December 31, 1995, the Company is committed under the terms of various non-cancellable operating leases. Most of these leases include terms which allow for the Company to exercise renewal options at the end of the lease term. A summary of the future minimum lease payments under these leases is as follows:

                                                        RENTAL
                                                        EXPENSE
YEAR                                                  COMMITMENTS
- ----------------------------------------------------  -----------
1996                                                  $  1,934,807
1997                                                     1,800,324
1998                                                     1,733,206
1999                                                     1,573,356
2000                                                     1,475,632
Thereafter                                               1,082,978
                                                      -----------
                                                      $  9,600,303
                                                      -----------
                                                      -----------

The Company sold and leased back the buildings housing the main offices of its former subsidiaries Jefferson Miami Beach and Jefferson Sunny Isles on June 22, 1987. The aggregate sale price for the properties was $9,975,000, which represented a gain for the Company of $7,012,127. The gain was deferred and was amortized using the straight-line method over the seven-year life of the leaseback ending in May 1994. The recognition of the deferred gain was included in occupancy expenses and totalled $0, $364,030 and $834,851 for 1995, 1994 and 1993, respectively.
7. TIME-CERTIFICATES AND PUBLIC FUNDS

Customers' certificates and public funds in denominations of $100,000 or more approximated $91,000,000 and $61,000,000 at December 31, 1995 and 1994,
respectively. This included public funds of approximately $40,900,000 and $25,700,000, respectively. Related interest expense on these deposits approximated $5,200,000, $1,992,000 and $1,643,000 for 1995, 1994 and 1993,
respectively.

8. FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER SHORT-TERM BORROWINGS
The following table sets forth certain information pertaining to short-term borrowings at December 31:

                               1995           1994           1993
                            -----------    -----------    -----------
FEDERAL FUNDS PURCHASED:
 Balance outstanding        $   --         $   --         $   --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate at year end             --             --             --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Largest amount
   outstanding at any
   month-end                $ 3,500,000    $ 2,500,000    $   --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Average balance
   outstanding during
   the year                 $   208,000    $   222,000    $    25,000
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate for the year               4.57%          4.83%          3.19%
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 SECURITIES SOLD
   UNDER AGREEMENTS
   TO REPURCHASE:
 Balance outstanding        $19,424,965    $25,844,770    $14,915,749
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate at year end                3.08%          3.61%          2.77%
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Largest amount
   outstanding at any
   month-end                $37,492,640    $25,880,157    $28,431,183
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Average balance
   outstanding during
   the year                 $24,741,000    $21,508,417    $21,892,000
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate for the year               3.68%          3.06%          3.05%
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 FEDERAL RESERVE BANK
   BORROWINGS:
 Balance outstanding        $   --         $   --         $   --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate at year end             --             --             --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Largest amount
   outstanding at any
   month-end                $   --         $ 6,000,000    $   --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Average balance
   outstanding during
   the year                 $    33,000    $   233,086    $   --
                            -----------    -----------    -----------
                            -----------    -----------    -----------
 Weighted-average interest
   rate for the year               5.25%          3.58%       --
                            -----------    -----------    -----------
                            -----------    -----------    -----------

9. COMMITMENTS AND CONTINGENCIES

The Company is involved in a number of legal actions. In the opinion of management, based on reviews with legal counsel, any losses from these actions will not have a material effect upon the financial position of the Company.

In the ordinary course of business the Company issues various financial instruments with off-balance sheet risks. Such off-balance sheet financial instruments include, among other items, commitments to fund loans and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of these instruments, which are not included in the balance sheet, are an indicator of the Company's activities in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to fund loans and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are legally binding agreements to lend money at predetermined interest rates for a specific period of time. The exposure to loss is minimized by maintaining specific credit standards and by requiring the borrower to comply with certain terms and conditions prior to the disbursement of funds. Collateral is obtained when deemed necessary. The Company had commitments to fund loans of approximately $60,346,000 at December 31, 1995.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company issues standby letters of credit to ensure contract performance or assure payment by its customers. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. Collateral is obtained when deemed necessary and generally consists of time deposits with the Bank. The Company had $1,882,000 of outstanding standby letters of credit at December 31, 1995.

10. DIVIDENDS AND REGULATORY CAPITAL REQUIREMENTS

At December 31, 1995, the banking subsidiaries had combined net worth of approximately $34,922,074 excluding unrealized losses on securities available for sale, and at December 31, 1995 approximately $3,113,000 was available for transfer to the parent company in the form of dividends without prior permission from the Federal Reserve Bank of Atlanta and State of Florida Department of Banking and Finance.

On January 30, 1996, the Company declared a cash dividend of 12 1/2 cents per share on its issued and outstanding shares of common stock. The dividend is to be paid on February 20, 1996 to stockholders of record on February 12, 1996. Federal banking regulators have established risk-based capital guidelines in order to consider more appropriately the credit risk inherent in the assets and off-balance sheet activities of a financial institution in the assessment of capital adequacy.
Under these guidelines, total capital has been redefined as core (Tier 1) capital and supplementary (Tier 2) capital. The Company's Tier 1 capital consists primarily of stockholders' equity, while Tier 2 capital consists of stockholders' equity and a portion of the allowance for credit losses. The definition of assets has also been modified to include items on and off the balance sheet with each item being assigned a 'risk weight' for determination of total assets. Regulatory agencies also require a leverage ratio which consists of Tier 1 capital to total assets.
In addition, federal banking regulators have announced that the SFAS No. 115 net unrealized gains (losses) on securities available for sale should not be included in regulatory capital for purposes of computing risk-based capital and the leverage ratios. However, the regulators have indicated that examiners may, nonetheless, consider any unrealized appreciation or decline when evaluating the adequacy of an institution's capital.

As of December 31, 1995 the risk-based capital guidelines required total and Tier 1 risk-based capital ratios of 8% and 4%, respectively, and a minimum leverage ratio of at least 4%, which may be increased to 5% by regulatory agencies. At December 31, 1995 the Company's risk-based capital ratios were 12.88% and 12.08% for total and Tier 1, respectively, and its leverage ratio was 8.96%.

11. RESTRICTED STOCK, STOCK OPTION, AND NONQUALIFIED
    OPTIONS PLANS

RESTRICTED STOCK PLAN:

On September 1, 1989, the Company adopted a restricted stock plan (the 'Restricted Plan') whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the executive's salary and length of time employed by the Company. The stock issued in connection with the Restricted Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the Restricted Plan and is then amortized as compensation expense over the vesting period. At December 31, 1995, 69,654 shares were available for future awards.

STOCK OPTION PLANS:

Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At December 31, 1995, the total number of stock options available for future grants were 87,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options. The following table presents additional information concerning the activity in these stock option plans:

                                                       OPTION PRICE
                                   NUMBER    -------------------------
                                     OF        AVERAGE
                                   SHARES    PER SHARE      AGGREGATE
                                   -------   ------------   ----------
OPTIONS OUTSTANDING:
January 1, 1993                     328,576  $    8.37      $2,748,205
Grants                               25,000       9.90         247,500
3% stock dividend                       750         --          --
Exercised                           (28,623)      8.37        (239,548)
Rescissions                         (30,044)      8.25        (247,800)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1993                   295,659       8.49       2,508,357
Grants                               88,000      10.12         890,375
3% stock dividend                     2,640         --          --
Exercised                           (28,224)      7.64        (215,546)
Rescissions                         (29,802)      7.83        (233,330)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1994                   328,273       8.99       2,949,856
Grants                                1,000      13.25          13,250
Exercised                           (79,012)      8.74        (690,487)
                                   -------                  ---
- -------
OPTIONS OUTSTANDING:
December 31, 1995                   250,261       9.08      $2,272,619
                                   -------                  ----------
                                   -------                  ----------
OPTIONS EXERCISABLE AT
December 31, 1994                   309,348
                                   -------
                                   -------
December 31, 1995                   249,011
                                   -------
                                   -------

NON-EMPLOYEE DIRECTORS OPTION PLAN:

On June 20, 1994, with all non-employee directors abstaining and subject to stockholder approval, the Board of Directors granted to non-employee directors non-qualified options to purchase 27,500 (28,325 after restatement for 3% stock dividend) shares of the common stock of the Company at a price of $10.125 per share ($9.83 after restatement for 3% stock dividend), the fair market value of the shares on that date. The grants were approved by the stockholders of the Company at the annual meeting held April 25, 1995. The following table presents additional information concerning the activity in the non-employee directors option plan.

                                                       OPTION PRICE
                                   NUMBER    -------------------------
                                     OF        AVERAGE
                                   SHARES    PER SHARE      AGGREGATE
                                   -------   ------------   ----------
OPTIONS OUTSTANDING:
January 1, 1993                     113,300  $    7.53      $  852,500
Grants                               27,500      10.00         275,000
3% stock dividend                       825         --          --
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1993                   141,625       7.97       1,127,500
Grants                               27,500      10.13         278,438
3% stock dividend                       825         --          --
Exercised                           (29,200)      7.53        (219,713)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1994                   140,750       8.43       1,186,225
Exercised                           (76,374)      8.55        (652,945)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1995                    64,376       8.28      $  533,280
                                   -------                  ----------
                                   -------                  ----------
OPTIONS EXERCISABLE AT:
December 31, 1994                   140,750
                                   -------
                                   -------
December 31, 1995                    64,376
                                   -------
                                   -------

12. DEATH AND DISABILITY, SEVERANCE AND RETIREMENT PLANS

Effective May 1, 1989, the Company adopted a death and disability plan that provides for cash payments in the event of the death or permanent disability of directors who are not employees of the Company and certain senior officers of the Company. The death and disability plan is substantially funded through life insurance policies.

Also, effective May 1, 1989, the Company adopted an unfunded severance plan that provided for cash payments to certain senior officers of the Company in the event that their employment was voluntarily or involuntarily terminated at any time during a one-year period following a change in control, as defined by the Company.
Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the years ended December 31, 1995 and 1994, respectively, the Company accrued approximately $615,000 and $550,000 of retirement benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

13. OTHER OPERATING EXPENSES

Other operating expenses consist of the following:

                                     1995         1994         1993
                                  ----------   ----------   ----------
Regulatory assessments               436,913   $  778,854   $  897,371
Net costs of operation of other
 real estate owned                   687,564      678,606    1,471,790
Depreciation                         610,294      525,041      460,472
Accounting, audits and other
 professional services               680,251      548,757      567,205
Insurance                            274,422      340,121      389,142
Stationery & supplies                300,021      293,540      253,453
Data processing                      230,144      208,153      407,568
Legal                                156,307       89,026      219,956
Writeoff of assets in connection
 with branch closings                 --           --          121,129
Other (each item less than 1% of
 total interest and other
 income)                           3,326,212    2,893,565    2,609,421
                                  ----------   ----------   ----------
                                  $6,702,128   $6,355,663   $7,397,507
                                  ----------   ----------   ----------
                                  ----------   ----------   ----------

14. INCOME TAXES

The provision for income taxes consists of the following:

                                        1995       1994        1993
                                      --------   ---------   ---------
Current:
 Federal                              $401,519   $ 695,076   $ 874,481
 State                                  54,150      81,734     103,608
                                      --------   ---------   ---------
   Total                               455,669     776,810     978,089
Deferred--State and Federal            316,570    (256,251)   (450,089)
                                      --------   ---------   ---------
   Total                              $772,239   $ 520,559   $ 528,000
                                      --------   ---------   ---------
                                      --------   ---------   ---------

- ----------------------------------------------------------------

The provision for income taxes differs from the amount obtained by the statutory federal income tax rate to pretax income for the following reasons:

                                                                                    1995                     1994
                                                                             -------------------     ---------------------
                                                                              AMOUNT         %         Amount          %
                                                                             ---------      ----     ----------      -----
Amount computed on pretax income                                             $ 938,445      35.0     $1,238,228       35.0
Increase (decrease) in taxes:
 Interest on obligation of states and political subdivisions                  (108,700)     (4.1)      (394,821)     (11.2)
 Nondeductible interest expense                                                 14,119       0.5         30,621        0.9
 State income taxes, net of federal tax benefit                                 66,277       2.4         28,783        0.8
 Net change in recognition of valuation allowance                               --           --        (582,244)     (16.5)
 Benefit of Graduated Rates                                                    (26,813)     (1.0)       (35,378)      (1.0)
 Adjustment for prior years under accrual                                       --           --          94,315        2.7
 Other                                                                        (111,089)     (4.1)       141,055        4.0
                                                                             ---------      ----     ----------      -----
     TOTAL INCOME TAX                                                        $ 772,239      28.7%    $  520,559       14.7%
                                                                             ---------      ----     ----------      -----
                                                                             ---------      ----     ----------      -----

                                                                                   1993
                                                                           ---------------------
                                                                             Amount          %
                                                                           ----------      -----
Amount computed on pretax income                                           $1,170,835       35.0
Increase (decrease) in taxes:
 Interest on obligation of states and political subdivisions                 (630,843)     (18.9)
 Nondeductible interest expense                                                58,897        1.8
 State income taxes, net of federal tax benefit                                28,616        0.9
 Net change in recognition of valuation allowance                              70,893        2.1
 Benefit of Graduated Rates                                                   (33,452)      (1.0)
 Adjustment for prior years under accrual                                      --           --
 Other                                                                       (136,946)      (4.1)
                                                                           ----------      -----
     TOTAL INCOME TAX                                                      $  528,000       15.8%
                                                                           ----------      -----
                                                                           ----------      -----

Deferred income taxes reflect the net tax effects of (A) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes, and (B) operating loss and tax credit carryforwards. The tax effects of temporary differences comprising the Company's net deferred taxes at December 31, 1995 and 1994 are as follows:

                                                                                                                     1995
                                                                                                                  ----------
Deferred tax liabilities attributable to:
 Excess of book basis in property over tax basis                                                                  $  205,711
 Loan fee cost                                                                                                       409,559
 Other                                                                                                                13,639
                                                                                                                  ----------
   Gross deferred tax liabilities                                                                                    628,909
                                                                                                                  ----------
Deferred tax assets attributable to:
 Excess of book bad debt reserve over tax reserve                                                                    869,980
 Deferred compensation                                                                                               683,396
 Write-down of other real estate owned                                                                               119,046
 Loan fee income                                                                                                     306,943
 Alternative minimum tax credit carryover                                                                             89,110
 Net unrealized holding losses on securities                                                                       1,054,644
 Other                                                                                                                31,172
                                                                                                                  ----------
   Gross deferred tax assets                                                                                       3,154,291
                                                                                                                  ----------
   Net deferred tax assets                                                                                         2,525,382
                                                                                                                  ----------
                                                                                                                  ----------

                                                                                                                     1994
                                                                                                                  ----------
Deferred tax liabilities attributable to:
 Excess of book basis in property over tax basis                                                                  $  374,475
 Loan fee cost                                                                                                       206,972
 Other                                                                                                                14,463
                                                                                                                  ----------
   Gross deferred tax liabilities                                                                                    595,910
                                                                                                                  ----------
Deferred tax assets attributable to:
 Excess of book bad debt reserve over tax reserve                                                                  1,143,785
 Deferred compensation                                                                                               349,333
 Write-down of other real estate owned                                                                               224,413
 Loan fee income                                                                                                     192,110
 Alternative minimum tax credit carryover                                                                            350,641
 Net unrealized holding losses on securities                                                                       4,923,339
 Other                                                                                                                33,825
                                                                                                                  ----------
   Gross deferred tax assets                                                                                       7,217,446
                                                                                                                  ----------
   Net deferred tax assets                                                                                         6,621,536
                                                                                                                  ----------
                                                                                                                  ----------

15. SELECTED QUARTERLY DATA (unaudited)
    (in thousands except per share data)

                                                                            1995                                   1994
                                                         -------------------------------------------        -------------------
                                                           1ST         2ND         3RD         4TH            1st         2nd
                                                         QUARTER     QUARTER     QUARTER     QUARTER        Quarter     Quarter
                                                         -------     -------     -------     -------        -------     -------
Interest income                                          $  6,899    $  7,836    $  7,932    $  8,125       $  5,953    $  6,179
Interest expense                                           (2,673)     (3,407)     (3,747)     (3,636)        (1,606)     (1,681)
                                                         -------     -------     -------     -------        -------     -------
Net interest income                                         4,226       4,429       4,185       4,489          4,347       4,498
Provision for credit losses                                   (75)        (75)      --          --              (225)       (225)
                                                         -------     -------     -------     -------        -------     -------
Net interest income after provision for credit losses       4,151       4,354       4,185       4,489          4,122       4,273
Securities transactions                                     --            324       --            304          1,288          79
Total other noninterest income                                855         923         804         998            723         714
Total other operating expense                              (4,548)     (4,691)     (4,360)     (5,107)        (4,295)     (4,416)
                                                         -------     -------     -------     -------        -------     -------
Income before income taxes                                    458         910         629         684          1,838         650
Income tax provision (benefit)                                139         284         186         162            537          37
                                                         -------     -------     -------     -------        -------     -------
Net income                                               $    319    $    626    $    443    $    522       $  1,301    $    613
                                                         -------     -------     -------     -------        -------     -------
                                                         -------     -------     -------     -------        -------     -------
Net income per common share                              $    .08    $    .17    $    .12    $    .13       $    .36    $    .17
                                                         -------     -------     -------     -------        -------     -------
                                                         -------     -------     -------     -------        -------     -------


                                                           3rd         4th
                                                         Quarter     Quarter
                                                         -------     -------
Interest income                                          $  6,366    $  6,609
Interest expense                                           (1,935)     (2,211)
                                                         -------     -------
Net interest income                                         4,431       4,398
Provision for credit losses                                   (75)        195
                                                         -------     -------
Net interest income after provision for credit losses       4,356       4,593
Securities transactions                                       180          18
Total other noninterest income                                647         506
Total other operating expense                              (4,654)     (4,597)
                                                         -------     -------
Income before income taxes                                    529         520
Income tax provision (benefit)                                109        (163)
                                                         -------     -------
Net income                                               $    420    $    683
                                                         -------     -------
                                                         -------     -------
Net income per common share                              $    .12    $    .18
                                                         -------     -------
                                                         -------     -------

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, as amended by SFAS No. 119, 'Disclosures about Fair Value of Financial Instruments' ('SFAS No. 107'), requires the estimation of fair values of financial instruments, as defined in SFAS No. 107.

Estimates of fair values are made at specific date, based upon, where available, relevant market prices and information about the financial instrument. For a substantial portion of the Company's financial instruments, no quoted market exists. Therefore, estimates of fair value are necessarily based on a number of significant assumptions of current economic conditions, perceived risks associated with these financial instruments and their counterparties, future expected loss experience, and other factors. Given the uncertainties surrounding these assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Use of different assumptions or methodologies are likely to result in significantly different fair value estimates.

Although management uses its best judgment in estimating the fair value of the financial instruments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current transaction.

The estimated fair values presented neither include nor give effect to the values associated with the Company's existing customer relationships, extensive branch banking network or property, or certain tax implications related to the realization of unrealized gains or losses. Also under SFAS No. 107, the fair value of non-interest bearing deposits is equal to the carrying amount because these deposits have no stated maturity. The approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

The following methods and assumptions were used to estimate the fair value of each major classification of financial instruments at December 31, 1995 and 1994:

CASH AND CASH EQUIVALENTS--The carrying amounts reported in the Statement of Financial Condition for cash and cash equivalent approximates their fair value.

INVESTMENTS--HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE--Fair value is determined by reference to quoted market prices or by use of broker price estimates.

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS--The carrying amounts reported in the Statement of Financial Condition for federal funds sold and other short-term investments approximates their fair value.

LOANS RECEIVABLE--The fair value of loans was estimated by using a method which approximates the effect of discounting the estimated future cash flows over the expected repayment periods using rates which consider credit risk, servicing costs and other relevant factors.

LOANS HELD FOR SALE--The carrying amounts reported in the Statement of Financial Condition for loans held for sale approximates their fair value.

DEPOSITS--Current carrying amounts approximate estimated fair value of deposits with no stated maturity, including demand deposits. Fair value for fixed maturity certificate of deposit accounts was estimated by discounting the contractual cash flow using a rate which reflects the Company's cost of funds adjusted for the cost of servicing deposit accounts.

OFF-BALANCE SHEET ITEMS--The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The carrying amount and estimates of fair value as of December 31, are as follows:

                                                                                          1995                         1994
                                                                              -----------------------------
                                                                                                ESTIMATED          ------------
                                                                                CARRYING           FAIR              Carrying
                                                                                 AMOUNT           VALUE               Amount
                                                                              ------------     ------------        ------------
ASSETS:
 Cash and demand balances due from banks                                      $ 17,545,682     $ 17,545,682        $ 14,542,225
 Investment securities                                                           1,243,260        1,254,000           2,754,786
 Securities held for sale                                                      117,953,847      117,954,000         121,130,453
 Federal funds sold and other short-term investments                             4,700,000        4,700,000             200,000
 Loans                                                                         264,165,380      273,191,000         198,215,438
 Loans held for sale                                                             1,716,917        1,716,917             830,237
LIABILITIES:
 Deposits:
   Demand (non-interest bearing)                                                55,814,702       55,814,702          49,375,688
   Interest-bearing deposits                                                   315,472,313      320,611,803         257,493,714
 Federal funds purchased and securities sold under agreements to repurchase     19,424,965       19,424,965          25,844,770
OFF-BALANCE SHEET UNREALIZED GAINS (LOSSES):
 Commitments                                                                       --               603,460             --
 Standby letters of credit                                                         --                37,640             --


                                                                               Estimated
                                                                                  Fair
                                                                                 Value
                                                                              ------------
ASSETS:
 Cash and demand balances due from banks                                      $ 14,542,225
 Investment securities                                                           2,796,010
 Securities held for sale                                                      121,130,000
 Federal funds sold and other short-term investments                               200,000
 Loans                                                                         188,308,384
 Loans held for sale                                                               830,237
LIABILITIES:
 Deposits:
   Demand (non-interest bearing)                                                49,375,688
   Interest-bearing deposits                                                   258,283,957
 Federal funds purchased and securities sold under agreements to repurchase     25,844,770
OFF-BALANCE SHEET UNREALIZED GAINS (LOSSES):
 Commitments                                                                       315,610
 Standby letters of credit                                                          40,660

- --------------------------------------------------------------------------------

17. FINANCIAL INFORMATION OF JEFFERSON BANCORP, INC. (UNAUDITED)
    JEFFERSON BANCORP, INC. (PARENT COMPANY ONLY) (UNAUDITED)

BALANCE SHEETS
DECEMBER 31,

                                              1995          1994
                                           -----------   -----------
ASSETS
Cash and due from banks                    $   250,152   $   102,423
                                           -----------   -----------
Interest-earning deposits in financial
 institutions                                1,639,563       213,478
                                           -----------   -----------
Investment in subsidiaries--at equity:
 Banks                                      33,174,050    27,711,846
 Non-banks                                    (241,883)     (241,883)
Advances to subsidiaries:
 Banks                                       1,856,850       781,450
 Non-banks                                     345,114       345,114
Premises and equipment, net                     25,762        28,128
Goodwill, net                                  591,564       641,910
Other assets                                 1,636,519       636,868
                                           -----------   -----------
     TOTAL ASSETS                          $39,277,691   $30,219,334
                                           -----------   -----------
                                           -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Payables to subsidiaries--Banks           $   994,045   $   654,845
 Payables to subsidiaries--Non-banks           115,948       115,948
 Income tax payable                            416,405        15,305
Other liabilities                              127,503        62,943
                                           -----------   -----------
     TOTAL LIABILITIES                       1,653,901       849,041
                                           -----------   -----------
Stockholders' equity:
 Common stock, $1 par value, 10,000,000
   shares authorized; issued 3,999,496 in
   1995 and 3,853,591 in 1994                3,999,496     3,853,591
 Capital surplus                            29,349,762    28,106,726
 Retained earnings                           8,912,103     8,811,612
 Treasury stock, at cost (1995-199,378
   shares; 1993-246,859 shares)             (1,862,204)   (2,401,204)
 Deferred Compensation (1995-133,320
   shares; 1994-134,640 shares)             (1,027,343)     (840,323)
 Net unrealized (losses) gains on
   securities available for sale            (1,748,024)   (8,160,109)
                                           -----------   -----------
     TOTAL STOCKHOLDERS' EQUITY             37,623,790    29,370,293
                                           -----------   -----------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                $39,277,691   $30,219,334
                                           -----------   -----------
                                           -----------   -----------

JEFFERSON BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31,

                                     1995         1994         1993
                                  ----------   ----------   ----------
INCOME:
Dividend income from subsidiaries $3,500,000   $2,250,000   $1,992,400
                                  ----------   ----------   ----------
Interest income:
Interest on loans                     --           --            2,899
Interest-earning deposits in
 financial institutions                6,276        6,360        3,771
Notes receivable                      --           --           13,718
                                  ----------   ----------   ----------
     TOTAL INTEREST INCOME             6,276        6,360       20,388
                                  ----------   ----------   ----------
Centralized service fees from
 subsidiaries                        330,754      866,201    1,865,472
Other income                          44,794        4,691        3,620
                                  ----------   ----------   ----------
     TOTAL INCOME                  3,881,824    3,127,252    3,881,880
                                  ----------   ----------   ----------
EXPENSES:
Cost of providing centralized
 service to subsidiaries           1,225,693    1,666,659    2,716,172
Consultant and directors fees         69,600       64,950      204,069
Depreciation and amortization of
 goodwill                             52,712       54,187       55,383
Other                                 33,867       26,270       54,763
                                  ----------   ----------   ----------
     TOTAL EXPENSES                1,381,872    1,812,066    3,030,387
                                  ----------   ----------   ----------
Income before income tax
 (benefits) and equity in
 undistributed earnings of
 subsidiaries                      2,499,952    1,315,186      851,493
Income tax (benefits)               (358,961)    (703,141)    (234,900)
                                  ----------   ----------   ----------
Income before equity in
 undistributed earnings of
 subsidiaries                      2,858,913    2,018,327    1,086,393
                                  ----------   ----------   ----------
Equity in undistributed earnings
 (losses) of subsidiaries:
 Banks                              (949,881)     998,907    1,916,488
 Non-bank                             --           --         (185,639)
                                  ----------   ----------   ----------
     TOTAL EQUITY IN
       UNDISTRIBUTED EARNINGS       (949,881)     998,907    1,730,849
                                  ----------   ----------   ----------
     NET INCOME                   $1,909,032   $3,017,234   $2,817,242
                                  ----------   ----------   ----------
                                  ----------   ----------   ----------

JEFFERSON BANCORP, INC. (PARENT COMPANY ONLY)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

                                                                                                          1995          1994
                                                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                             $ 1,909,032   $ 3,017,234
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                                                                               52,712        54,187
Equity in undistributed earnings (losses) of subsidiaries                                                  949,881      (998,907)
Provision for credit losses                                                                                --            --
Amortization of deferred compensation                                                                      406,980       363,360
Loss on sale of other real estate owned                                                                    --            --
(Increase) decrease in other assets                                                                       (999,651)     (122,726)
Increase (decrease) in liabilities                                                                         804,860       (92,605)
                                                                                                       -----------   -----------
Net cash provided by operating activities                                                                3,123,814     2,220,543
                                                                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                                           --            --
Net (increase) decrease in advances to subsidiaries                                                     (1,075,400)     (305,900)
                                                                                                       -----------   -----------
Net cash provided (used) by investing activites                                                         (1,075,400)     (305,900)
                                                                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends                                                                               (1,818,022)   (1,737,506)
Acquisition of treasury stock                                                                              --           (573,871)
Proceeds from exercise of stock options                                                                  1,343,422       435,259
Capital contribution to Jefferson Bank, Broward                                                            --            --
                                                                                                       -----------   -----------
Net cash used by financing activities                                                                     (474,600)   (1,876,118)
                                                                                                       -----------   -----------
Net increase (decrease) in cash and due from banks and
 interest-earning deposits in financial institutions                                                     1,573,814        38,525
Cash and due from banks and interest-earning deposits
 in financial institutions at beginning of year                                                            315,901       277,376
                                                                                                       -----------   -----------
Cash and due from banks and interest-earning deposits
 in financial institutions at end of year                                                              $ 1,889,715   $   315,901
                                                                                                       -----------   -----------
                                                                                                       -----------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income tax payments                                                                                   $   426,481   $   640,000
                                                                                                       -----------   -----------
                                                                                                       -----------   -----------

                                                                                                        1993
                                                                                                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                           $ 2,817,242
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                                                                             55,384
Equity in undistributed earnings (losses) of subsidiaries                                             (1,730,849)
Provision for credit losses                                                                              --
Amortization of deferred compensation                                                                    346,590
Loss on sale of other real estate owned                                                                  --
(Increase) decrease in other assets                                                                      392,092
Increase (decrease) in liabilities                                                                       (73,557)
                                                                                                     -----------
Net cash provided by operating activities                                                              1,806,902
                                                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in loans                                                                          18,021
Net (increase) decrease in advances to subsidiaries                                                     (417,676)
                                                                                                     -----------
Net cash provided (used) by investing activites                                                         (399,655)
                                                                                                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of cash dividends                                                                             (1,698,214)
Acquisition of treasury stock                                                                            (74,252)
Proceeds from exercise of stock options                                                                  239,548
Capital contribution to Jefferson Bank, Broward                                                          --
                                                                                                     -----------
Net cash used by financing activities                                                                 (1,532,918)
                                                                                                     -----------
Net increase (decrease) in cash and due from banks and
 interest-earning deposits in financial institutions                                                    (125,671)
Cash and due from banks and interest-earning deposits
 in financial institutions at beginning of year                                                          403,047
                                                                                                     -----------
Cash and due from banks and interest-earning deposits
 in financial institutions at end of year                                                            $   277,376
                                                                                                     -----------
                                                                                                     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Income tax payments                                                                                 $   727,000
                                                                                                     -----------
                                                                                                     -----------

18. SUBSEQUENT EVENTS

On February 2, 1996 the Company's Compensation Committee, with the consent of the option holders, cancelled 63,792 options outstanding under the Company's stock option plans upon payment to the option holders of an aggregate of $338,945, equal to the difference between the exercise price of the options and the fair market value on that date of the shares subject to the options.

On February 14, 1996 the Company sold the capital stock of its wholly owned subsidiary bank, Jefferson Broward, for cash in the amount of $3,000,000 to Peoples National Bank of Commerce, Miami. This transaction resulted in a gain of approximately $750,000 recognized in fiscal year 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning the directors of the Company is incorporated by reference to pages 4 through 6 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

The information required by this item concerning executive officers of the Company is set forth in Part I hereof under the caption 'Executive Officers of the Registrant.'

The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to pages 15 through 16 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to pages 10 through 12 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to pages 1 through 4 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to pages 15 and 16 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

14(a)1. The following financial statements are filed as part of this report and are set forth in Item 8 of this report.

                                                           PAGE
                                                           -----
Independent Auditors' Report...........................       17
Consolidated balance sheets............................       18
Statements of consolidated income......................       19
Statements of consolidated cash flows..................       20
Statements of consolidated stockholders' equity........       21
Notes to consolidated financial statements.............    22-31

14(a)2. Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes.

EXHIBITS

14(a)3 and 14(c). The response to these portions of Item 14 is submitted as a separate section of this report. See 'Index of Exhibits,' pages 34 and 35 of this report.

REPORTS ON FORM 8-K

14(b). No reports on Form 8-K were filed during the last quarter of the Company's 1995 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Jefferson Bancorp, Inc.

                                       By /s/  Barton S. Goldberg
                                          ----------------------------------
                                          Barton S. Goldberg,
                                          Secretary-Treasurer
                                          March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                                  TITLE                                      DATE
- ------------------------------------------------  --------------------------------------------------------------    --------------
             /s/Arthur H. Courshon                Chairman of the Board of Directors and President                  March 26, 1996
               Arthur H. Courshon                   (chief executive officer)

              /s/Norman M. Giller                 Vice Chairman of the Board of Directors                           March 26, 1996
                Norman M. Giller

             /s/Barton S. Goldberg                Secretary-Treasurer and Director                                  March 26, 1996
               Barton S. Goldberg                   (principal financial officer)

                /s/Syed F. Zafar                  Senior Vice President and Comptroller                             March 26, 1996
                 Syed F. Zafar                      (principal accounting officer)

                /s/David Fenton                   Director                                                          March 26, 1996
                  David Fenton

              /s/Lenore J. Gaynor                 Director                                                          March 26, 1996
                Lenore J. Gaynor

             /s/Jerrold F. Goodman                Director                                                          March 26, 1996
               Jerrold F. Goodman

                /s/Louis Harris                   Director                                                          March 26, 1996
                  Louis Harris

             /s/Leonard H. Schwartz               Director                                                          March 26, 1996
              Leonard H. Schwartz

               /s/Antoine Turmel                  Director                                                          March 26, 1996
                 Antoine Turmel

                /s/Emily Vernon                   Director                                                          March 26, 1996
                  Emily Vernon

               /s/Sherman S. Winn                 Director                                                          March 26, 1996
                Sherman S. Winn

INDEX OF EXHIBITS

    EXHIBIT
    NUMBER                                                        DOCUMENT
    ------   -------------------------------------------------------------------------------------------------------------------
        3.1  Articles of Incorporation--incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form lO-K for
             the year ended December 31, 1981 [SEC File No. 0-6848]. The text of the first sentence of Article III of the
             Company's Certificate of Incorporation, which was modified by stockholder vote at the 1987 Annual Meeting of
             Stockholders held on September 3, 1987, is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1987 [SEC File No. 0-6848].
        3.2  Bylaws--incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 1O-K for the year ended
             December 31, 1981 [SEC File No. 0-6848].
       10.1  Sale and leaseback agreement of the premises located at 301 Arthur Godfrey Road, Miami Beach, Florida and 290 Sunny
             Isles Boulevard, North Miami Beach, Florida, dated June 22, 1987--incorporated by reference to Exhibit 10.1 of the
             Company's Annual Report on Form 10-K for the year ended December 31, 1987 [SEC File No. 0-6848].
       10.2  Stock Purchase Notes and Pledge Agreements--incorporated by reference to Exhibit 10.5 of the Company's Annual
             Report on Form 1O-K for the year ended December 31, 1981 [SEC File No. 0-6848].
       10.3  Jefferson Bancorp, Inc. 1982 Stock Option Plan--incorporated by reference to Exhibit 28(a) of the Company's
             Amendment No. 1 to its Registration Statement on Form S-8, dated December 22, 1987.
       10.4  Jefferson Bancorp, Inc. 1983 Stock Option Plan--incorporated by reference to Exhibit 10.6 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1982 [SEC File No. 0-6848].
       10.5  Jefferson Bancorp, Inc. 1985 Stock Option Plan--incorporated by reference to Exhibit 10.4 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1985 [SEC File No. 0-6848].
       10.6  Jefferson Bancorp, Inc. 1987 Stock Option Plan--incorporated by reference to Annex II of the Company's definitive
             1987 Prospectus/Proxy Statement [SEC File No. 33-14444].
       10.7  Jefferson Bancorp, Inc. Restricted Stock Plan--incorporated by reference to Exhibit 10.7 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1989 [SEC File No. 0-6848].
       10.8  Jefferson Bancorp, Inc. Death & Disability Benefit Plan--incorporated by reference to Exhibit 10.8 of the Company's
             Annual report on Form 10-K for the year ended December 31, 1989 [SEC File No. 0-6848].
       10.8(1)Amendment to Jefferson Bancorp, Inc. Death & Disability Benefit Plan adopted by the Board of Directors on May 27,
             1992--incorporated by reference to Exhibit 10.8(1) of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1992 [SEC File No. 0-6848].
       10.8(2)Amendment to Jefferson Bancorp, Inc. Death & Disability Benefit Plan adopted by the Board of Directors on January
             31, 1995, effective January 1, 1994--incorporated by reference to Exhibit 10.8(2) of the Company's Annual Report on
             Form 10-K for the year ended December 31, 1994 [SEC File No. 0-6848].
       10.9  Jefferson Bancorp, Inc. Executive Severance Plan--incorporated by reference to Exhibit 10.9 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1989 [SEC File No. 0-6848].
       10.9(1)Amendment to Jefferson Bancorp, Inc. Executive Severance Plan adopted by the Board of Directors on January 31,
             1995, effective January 1, 1994, renaming it (inter alia) the Jefferson Bancorp, Inc. Directors' and Executives'
             Severance and Retirement Plan--incorporated by reference to Exhibit 10.9(1) of the Company's Annual Report on Form
             10-K for the year ended December 31, 1994 [SEC File No. 0-6848].
      10.10  Resolutions of the Compensation Committee of the Board of Directors of the Company amending the Company's 1983,
             1985 and 1987 Stock Option Plans, as adopted by the Compensation Committee and by the Board of Directors on
             November 28, 1990--incorporated by reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for the
             year ended December 31, 1990 [SEC File No. 0-6848].
      10.10(1)Resolution amending the Company's 1985 and 1987 Stock Option Plans, adopted by the Board of Directors on June 20,
             1994--incorporated by reference to Exhibit 10.10(1) of the Company's Annual Report on Form 10-K for the year ended
             December 31, 1994 [SEC File No. 0-6848].
      10.11  Jefferson Bank of Florida Death & Disability Benefit Plan--incorporated by reference to Exhibit 10.11 of the
             Company's Annual Report on Form 10-K for the year ended December 31, 1994 [SEC File No. 0-6848].
      10.12  Jefferson Bank of Florida Directors' and Executives' Severance and Retirement Plan--incorporated by reference to
             Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 [SEC File No.
             0-6848].
      10.13  Jefferson Bank Death & Disability Benefit Plan--incorporated by reference to Exhibit 10.13 of the Company's Annual
             Report on Form 10-K for the year ended December 31, 1994 [SEC File No. 0-6848].
      10.14  Jefferson Bank Directors' and Executives' Severance and Retirement Plan--incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994 [SEC File No. 0-6848].
      10.15  Resolutions amending the Company's 1983, 1985, 1987 and Directors' Stock Option Plans, adopted by the Board of
             Directors on December 19, 1995.

    EXHIBIT
    NUMBER                                                        DOCUMENT
    ------   -------------------------------------------------------------------------------------------------------------------
       11.1  Statement of computation of per share earnings--see Note 1(n) of the Notes to Consolidated Financial Statements of
             the Company set forth on page 23 of this Annual Report on Form 10-K for the year ended December 31, 1995.
         22  Subsidiaries of the Company.
         23  Independent Auditors' Consent.