Form 10-Q
period 1996-03-31
JEFFERSON BANCORP INC
filed 1996-05-15
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

         [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ___ TO ___.
- --------------------------------------------------------------------------------
COMMISSION FILE NUMBER 0-6848

                             JEFFERSON BANCORP, INC.
- --------------------------------------------------------------------------------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                        59-1284885
- --------------------------------------------------------------------------------
          (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

            301 ARTHUR GODFREY ROAD
            MIAMI BEACH, FLORIDA                           33140
- --------------------------------------------------------------------------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                  (305) 534-8341
- --------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                        N/A
- --------------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS, AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

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

         NUMBER OF SHARES OF COMMON STOCK, $1 PAR VALUE, OUTSTANDING AS OF APRIL 30, 1996: 3,810,689

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATE-
MENTS ARE FILED AS PART OF THIS
REPORT:                                         PAGES IN QUARTERLY REPORT
                                                AS OF MARCH 31, 1996 TO
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

PART I. FINANCIAL INFORMATION
- ----------------------
JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 1996      DECEMBER 31, 1995
                                                                        (Unaudited)           (Audited)
                                                                      --------------      -----------------
ASSETS
- ------
 CASH AND DEMAND BALANCES DUE FROM BANKS                               $ 12,081,613         $ 17,545,682
                                                                       ------------         ------------
INVESTMENT SECURITIES
- ---------------------
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)              98,505              103,912
 OTHER SECURITIES                                                         1,014,643            1,139,348
                                                                       ------------         ------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
     1996-$1,120,000; 1995-$1,254,000)                                    1,113,148            1,243,260
                                                                       ------------         ------------
SECURITIES AVAILABLE FOR SALE
- -----------------------------
 U.S. TREASURY SECURITIES                                                 9,970,313           10,056,875
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                            94,412,155          101,900,477
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)           4,562,180            4,610,180
 COLLATERALIZED MORTGAGE OBLIGATIONS                                        810,305            1,386,315
                                                                       ------------         ------------
  TOTAL SECURITIES AVAILABLE FOR SALE (Fair value 1996-$109,755,000);
      1995-$117,954,000)                                                109,754,953          117,953,847
                                                                       ------------         ------------
FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                         100,000            4,700,000
                                                                       ------------         ------------
LOANS                                                                   265,083,213          268,786,404
LESS: UNEARNED INCOME                                                     2,001,450            2,186,667
      ALLOWANCE FOR CREDIT LOSSES                                         2,458,923            2,434,357
                                                                       ------------         ------------
  TOTAL LOANS, NET                                                      260,622,840          264,165,380
                                                                       ------------         ------------
LOANS HELD FOR SALE                                                       1,625,071            1,716,917
                                                                       ------------         ------------
PREMISES AND EQUIPMENT, NET                                               4,888,000            6,186,810
                                                                       ------------         ------------
OTHER REAL ESTATE OWNED                                                     458,978              633,678
                                                                       ------------         ------------
OTHER ASSETS                                                             18,307,284           18,857,212
                                                                       ------------         ------------
  TOTAL ASSETS                                                         $408,951,887         $433,002,786
                                                                       ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                                  MARCH 31, 1996      DECEMBER 31, 1995
- ------------------------------------                                   (Unaudited)            (Audited)
DEPOSITS:                                                           ------------------    -----------------
- ---------
  DEMAND (NON-INTEREST-BEARING)                                        $  49,722,220        $  55,814,702
  SAVINGS                                                                 22,808,029           27,396,006
  INTEREST-PAYING CHECKING                                                61,896,947           67,489,951
  MONEY MARKET ACCOUNTS                                                   33,885,500           36,937,656
  CERTIFICATES AND PUBLIC FUNDS                                          177,176,686          183,648,700
                                                                        ------------         ------------
    TOTAL DEPOSITS                                                       345,489,382          371,287,015
    --------------
  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                        14,570,752           19,424,965
  FEDERAL RESERVE BANK BORROWINGS                                          6,000,000                -
  DEFERRED GAIN ON SALE OF BUILDINGS                                          30,448               31,812
  OTHER LIABILITIES                                                        5,543,570            4,635,204
                                                                        ------------         ------------
    TOTAL LIABILITIES                                                    371,634,152          395,378,996
                                                                        ------------         ------------
COMMITMENTS AND CONTINGENT LIABILITIES
- --------------------------------------
STOCKHOLDERS' EQUITY:
- ---------------------
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - MARCH 31, 1996 - 4,004,067 SHARES;
    DECEMBER 31, 1995 - 3,999,496 SHARES                                   4,004,067            3,999,496
  CAPITAL SURPLUS                                                         29,390,125           29,349,762
  RETAINED EARNINGS                                                        8,971,108            8,912,103
  TREASURY STOCK, AT COST-MARCH 31,1996-193,378 SHARES;
    DECEMBER 31, 1995-193,378 SHARES                                      (1,862,204)          (1,862,204)
  DEFERRED COMPENSATION                                                     (904,508)          (1,027,343)
  NET UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE
            (NET OF APPLICABLE INCOME TAXES)                              (2,280,853)          (1,748,024)
                                                                        ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                            37,317,735           37,623,790
    ---------------------------                                         ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $408,951,887         $433,002,786
    ------------------------------------------                          ============         ============
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
  GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                             $10.39               $10.34
                                                                        ============         ============
BOOK VALUE PER COMMON SHARE                                                    $9.79                $9.89
                                                                        ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                             FOR THE QUARTER ENDED
STATEMENTS OF CONSOLIDATED INCOME                                         MARCH 31,
                                                                    1996              1995
                                                                 ----------        ----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                     $6,503,017        $5,038,578
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                        122,938           122,845
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                  1,263,815         1,531,137
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                    53,675           101,828
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES           32,065            54,070
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS              20,323            50,248
                                                                 ----------        ----------
    TOTAL INTEREST INCOME                                         7,995,833         6,898,706
                                                                 ----------        ----------
INTEREST EXPENSE:
  SAVINGS                                                           154,824           209,035
  INTEREST-PAYING CHECKING                                          276,054           287,356
  MONEY MARKET ACCOUNTS                                             190,070           237,185
  CERTIFICATES AND PUBLIC FUNDS                                   2,717,538         1,584,642
  SHORT-TERM BORROWINGS                                             156,084           354,241
                                                                 ----------        ----------
    TOTAL INTEREST EXPENSE                                        3,494,570         2,672,459
                                                                 ----------        ----------
    NET INTEREST INCOME                                           4,501,263         4,226,247
  PROVISION FOR CREDIT LOSSES                                        75,000            75,000
                                                                 ----------        ----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                               4,426,263         4,151,247
                                                                 ----------        ----------
OTHER INCOME:
  TRUST INCOME                                                      307,459           314,078
  SERVICE CHARGES, COMMISSIONS AND FEES                             333,606           328,213
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                 59,736                 -
  OTHER OPERATING INCOME                                            248,560           213,402
  GAIN ON SALE OF SUBSIDIARY BANK                                   757,167                 -
                                                                 ----------        ----------
    TOTAL OTHER INCOME                                            1,706,528           855,693
                                                                 ----------        ----------
OPERATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                  2,456,887         2,290,754
  OCCUPANCY EXPENSE, NET                                            711,154           698,082
  OTHER OPERATING EXPENSES                                        1,678,962         1,559,780
                                                                 ----------        ----------
    TOTAL OPERATING EXPENSES                                      4,847,003         4,548,616
                                                                 ----------        ----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                      1,285,788           458,324
  PROVISION FOR INCOME TAXES                                       (411,500)         (138,900)
                                                                 ----------        ----------
    NET INCOME                                                   $  874,288        $  319,424
                                                                 ==========        ==========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                              3,919,787         3,795,875
                                                                 ==========        ==========
NET INCOME PER SHARE                                                  $0.22             $0.08
                                                                 ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                                                                                    NET UNREALIZED
                                                                                                                    GAINS (LOSSES)
                                                                                                                    ON SECURITIES
                                           COMMON         CAPITAL         RETAINED       TREASURY      DEFERRED       AVAILABLE
                                           STOCK          SURPLUS         EARNINGS        STOCK      COMPENSATION      FOR SALE
                                       --------------  --------------  --------------  ------------  ------------  ---------------
BALANCE, JANUARY 1, 1996                 $3,999,496     $29,349,762      $8,912,103    ($1,862,204)  ($1,027,343)    ($1,748,024)

  NET INCOME (LOSS)                               -               -         874,288              -             -               -

  $.125 PER SHARE CASH DIVIDEND                   -               -        (476,337)             -             -               -

  EXERCISE OF STOCK OPTIONS
    (4,571 SHARES)                            4,571          40,363               -              -             -               -

  AMORTIZATION OF DEFERRED
    COMPENSATION                                  -               -               -              -       122,835               -

  CASH PAYOUT UPON CANCELLATION
    OF OPTIONS                                    -               -        (338,946)             -             -

  CHANGE IN NET UNREALIZED
    GAINS/(LOSSES) ON SECURITIES
    AVAILABLE FOR SALE                                                                                                  (532,829)
                                         ----------     -----------      ----------    -----------   -----------     -----------
BALANCE, MARCH 31, 1996                  $4,004,067     $29,390,125      $8,971,108    ($1,862,204)    ($904,508)    ($2,280,853)
                                         ==========     ===========      ==========    ===========   ===========     ===========

                                        6
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                     1996                                  1995
                                                                 -------------                         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $874,288                              $319,424
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                       184,952                               199,787
  GAIN ON SALE OF BUILDINGS                                            (1,364)                               (1,363)
  LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED                       11,511                               (51,639)
  GAIN ON SALE OF SUBSIDIARY BANK                                    (757,167)                                  -
  PROVISION FOR CREDIT LOSSES                                          75,000                                75,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                     22,652                                92,432
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                   (59,736)                                  -
  AMORTIZATION OF DEFERRED COMPENSATION                               122,835                               101,745
  ORIGINATION OF LOANS HELD FOR SALE                               (6,424,857)                           (5,066,943)
  DISPOSITION OF LOANS HELD FOR SALE                                6,516,703                             5,362,887
  INCREASE IN OTHER ASSETS                                         (3,238,103)                           (7,092,989)
  INCREASE IN OTHER LIABILITIES                                       979,503                               268,657
                                                                   -----------                           -----------
 NET CASH USED BY OPERATING ACTIVITIES                             (1,693,783)                           (5,793,002)
                                                                   -----------                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                             (5,563,047)                           (8,861,407)
 SALE OF SECURITIES AVAILABLE FOR SALE                             17,306,116                                   -
 PROCEEDS FROM MATURITIES AND PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                              2,801,648                               886,944
 PURCHASE OF SECURITIES AVAILABLE FOR SALE                        (20,462,164)                           (3,952,500)
 PROCEEDS FROM  MATURITIES OF INVESTMENT SECURITIES                     6,112                                   -
 NET INCREASE IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS         1,100,000                            (2,350,000)
 SALE PROCEEDS FROM SALE OF SUBSIDIARY BANK                         3,000,000                                   -
 DISPOSITION OF OTHER REAL ESTATE OWNED                               163,189                                43,008
 PURCHASES OF PREMISES AND EQUIPMENT                                  (67,543)                              (90,117)
                                                                   -----------                           -----------
 NET CASH USED BY INVESTING ACTIVITIES                             (1,715,689)                          (14,324,072)
                                                                   -----------                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET (DECREASE) INCREASE IN DEPOSITS                               (4,025,867)                            8,250,473
 NET INCREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                    2,741,619                            11,647,870
 PAYMENT OF CASH DIVIDENDS                                           (476,337)                             (451,764)
 PAYMENT OF SPREAD ON CANCELLATION OF STOCK OPTIONS                  (338,946)                                  -
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               44,934                                60,272
                                                                   -----------                           -----------
 NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:                 (2,054,597)                           19,506,851
                                                                   -----------                           -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                   (5,464,069)                             (610,223)
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR      17,545,682                            14,542,225
                                                                   -----------                           -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31,             $12,081,613                           $13,932,002
                                                                  ===========                           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                     $2,907,522                            $2,227,193
                                                                  ===========                           ===========
 INCOME TAX PAYMENTS                                                 $205,000                               $60,000
                                                                  ===========                          =============

  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

ITEM 1.           JEFFERSON BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A) SIGNIFICANT ACCOUNTING POLICIES - The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1995 Annual Report to Stockholders of Jefferson Bancorp, Inc. (the "Company"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote statements have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Company's audited 1995 consolidated financial statements and the notes thereto.

(B)      RESTRICTED STOCK, STOCK OPTION AND NON-QUALIFIED OPTION PLANS

RESTRICTED STOCK PLANS - On September 1, 1989, the Company adopted a restricted stock plan (the "1989 Plan") whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the executive's salary and length of time employed by the Company. The stock issued in connection with the 1989 Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the 1989 Plan and is then amortized as compensation expense over the vesting period. At March 31, 1996, 24,654 shares were available under the 1989 Plan for the future awards.

Effective May 1, 1996, the Company adopted a second restricted stock plan (the "1996 Plan") which is substantially identical to the 1989 Plan, except that no participant may be awarded more than 20,000 shares under the 1996 Plan in any calendar year. At March 31, 1996, 300,000 shares were available for awards under the 1996 Plan as of its effective date and thereafter.

STOCK OPTION PLANS - Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At March 15, 1996, the total number of stock options available for future grants were 87,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options.

The following table presents additional information concerning the activity in these stock option plans:

                                                   OPTION PRICE
                                           -----------------------------
                          NUMBER OF         AVERAGE
                           SHARES          PER SHARE           AGGREGATE

January 1, 1993           328,576               8.37           2,748,205
Grants                     25,000               9.90             247,500
3% stock dividend             750               -                    -
Exercised                 (28,623)              8.37            (239,548)
Rescissions               (30,044)              8.25            (247,800)
                          --------                             ---------
Options outstanding:
December 31, 1993         295,659               8.49           2,508,357
Grants                     88,000              10.12             890,375
3% stock dividend           2,640               -                    -
Exercised                 (28,224)              7.64            (215,546)
Recisions                 (29,802)              7.83            (233,330)
                          --------                             ---------
Options outstanding:
December 31, 1994         328,273               8.99           2,949,856
Grants                      1,000              13.25              13,250
Exercised                 (79,012)              8.74            (690,487)
                          --------                             ---------
Options outstanding:
December 31, 1995         250,261               9.08           2,272,619
Exercised                  (4,571)              9.83            ( 44,934)
Canceled                  (63,792)              9.13            (582,111)
                          --------                             ---------
Options outstanding:
March 31, 1996             181,898              9.05           1,645,574
                          ========                             =========

Options exercisable at
December 31, 1995          249,011
                          ========

March 31, 1996             181,898
                          ========

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

                                                   OPTION PRICE
                                           -----------------------------
                          NUMBER OF         AVERAGE
                           SHARES          PER SHARE          AGGREGATE

January 1, 1993            113,300            7.53              852,500
Grants                      27,500           10.00              275,000
3% stock dividend              825               -                    -
                           -------                           ----------
Options outstanding:
December 31, 1993          141,625            7.97            1,127,500
Grants                      27,500           10.13              278,438
3% stock dividend              825                                    -
Exercised                  (29,200)           7.53             (219,713)
                           -------                           ----------
Options outstanding:
December 31, 1994          140,750            8.43           $1,186,225
Exercised                  (76,374)           8.55             (652,945)
                           -------                           ----------
Options outstanding:
December 31, 1995 and
March 31, 1996              64,376            8.28           $  533,280
                           =======                           ==========

Options exercisable at:
December 31, 1995           64,376
                           =======

March 31, 1996              64,376
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

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the quarter ended March 31, 1996, the Company accrued approximately $131,285 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

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

(F) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, became a subsidiary of the Company and was renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through March 31, 1996, after giving effect to a write-off of $242,833 occasioned by the sale of Jefferson Bank on February 14, 1996, totaled $795,662.

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The consolidated earnings of Jefferson Bancorp, Inc. and subsidiaries (collectively, the "Company") reflect principally the operations of the banking subsidiaries, Jefferson Bank of Florida ("Jefferson Florida") and Jefferson Bank ("Jefferson Broward"). The smaller of the two, Jefferson Broward, was sold on February 14, 1996 to Peoples National Bank of Commerce - Miami.

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

JEFFERSON BANCORP, INC. AND SUBSIDIARIES

Management's discussion and analysis of
financial condition and results of operations - (continued)

                                                    QUARTER ENDED MARCH 31,1996             QUARTER ENDED MARCH 31,1995
NET INTEREST INCOME, AVERAGE BALANCES
AND AVERAGE RATES                                   AVERAGE                 AVERAGE         AVERAGE                AVERAGE
(IN THOUSANDS)                                      BALANCE     INTEREST     RATE           BALANCE    INTEREST     RATE
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)                 $251,718      $5,842       9.33%       $194,812      $4,563       9.50%
  Installment loans, net of unearned income           11,836         283       9.58%          9,145         220       9.64%
Investment securities and securities held
 for sale:
  U.S. Treasury securities                            10,177         123       4.86%         10,225         123       4.87%
  Securities of other U.S. Government agencies        99,432       1,264       5.08%        115,343       1,531       5.31%
  Obligations of states and political subdivisions
    (non-taxable) (2)                                  4,632          81       7.03%          8,058         153       7.58%
  Collateralized mortgage obligations and other
    securities                                         2,220          32       5.77%          3,538          54       6.12%
  Federal funds sold and other short-term
    investments                                        1,293          20       6.40%          3,580          50       5.69%
                                                   ----------  ----------                  ---------  ----------
      Total interest-earning assets                 $381,308       7,645       8.13%       $344,701       6,694       7.88%
                                                   ==========  ----------                  =========  ----------

KEY LIABILITIES:
  Deposits:
    Savings                                           25,177         155       2.47%         31,857         209       2.66%
    Interest-paying checking                          66,194         276       1.68%         70,579         287       1.65%
    Money market                                      35,674         190       2.14%         41,749         237       2.30%
    Certificates                                     137,795       2,077       6.06%         92,799       1,240       5.42%
    Public funds                                      41,404         641       6.22%         25,700         344       5.43%
                                                   ----------  ----------                  ---------  ----------
     Total deposits                                  306,244       3,339       4.38%        262,684       2,318       3.58%
  Borrowings                                          15,942         156       3.94%         35,341         354       4.06%
                                                   ----------  ----------                  ---------  ----------
    Total interest-bearing liabilities               322,186       3,495       4.36%        298,025       2,672       3.64%
                                                   ----------  ----------                  ---------  ----------
    Total noninterest-bearing liabilities             52,355                                 47,772
                                                   ----------                              ---------
                                                    $374,541                               $345,797
                                                   ==========                              =========

  Net interest income/spread                                      $4,151       3.77%                     $4,022       4.24%
                                                               ==========                             ==========
  Net interest income as a percent of total
      average interest-earning assets                                          4.38%                                  4.73%

(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $251,000, $164,000 and
    $676,000 for quarters ended March 31, 1996 and 1995 and for the year ended December 31, 1995, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustments, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

JEFFERSON BANCORP, INC. AND SUBSIDIARIES

Management's discussion and analysis of
financial condition and results of operations - (continued)

                                                     YEAR ENDED DECEMBER 31, 1995
NET INTEREST INCOME, AVERAGE BALANCES
AND AVERAGE RATES                                   AVERAGE                 AVERAGE
(IN THOUSANDS)                                      BALANCE     INTEREST     RATE
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)                 $213,097     $20,882       9.80%
  Installment loans, net of unearned income           11,210       1,094       9.76%
Investment securities and securities held
 for sale:
  U.S. Treasury securities                            10,207         493       4.83%
  Securities of other U.S. Government agencies       125,996       6,975       5.54%
  Obligations of states and political
    subdivisions (non-taxable) (2)                     6,273         471       7.51%
  Collateralized mortgage obligations and other
    securities                                         3,223         164       5.09%
  Federal funds sold and other short-term
    investments                                        7,376         410       5.56%
                                                   ----------  ----------
      Total interest-earning assets                 $377,382      30,489       8.08%
                                                   ==========  ----------

KEY LIABILITIES:
  Deposits:
    Savings                                           29,958         784       2.62%
    Interest-paying checking                          70,399       1,184       1.68%
    Money market                                      40,913         897       2.19%
    Certificates                                     125,307       7,479       5.97%
    Public funds                                      36,105       2,198       6.09%
                                                   ----------  ----------
     Total deposits                                  302,682      12,542       4.14%
  Borrowings                                          24,982         921       3.69%
                                                   ----------  ----------
    Total interest-bearing liabilities              $327,664      13,463       4.11%
                                                   ----------  ----------
    Total noninterest-bearing liabilities             49,520
                                                   ----------
                                                    $377,184
                                                   ==========

  Net interest income/spread                                     $17,026       3.97%
                                                               ==========
  Net interest income as a percent of total
      average interest-earning assets                                          4.51%

(1) Average balances include nonaccrual loans and interest income includes fees on loans of approximately $251,000, $164,000 and
    $676,000 for quarters ended March 31, 1996 and 1995 and for the year ended December 31, 1995, respectively.
(2) Interest income includes the effects of taxable-equivalent adjustments, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

MATERIAL CHANGES IN FINANCIAL CONDITION

The average balance of the Company's consolidated interest-earning assets for the quarter ended March 31, 1996 was $381,308,000 as compared to $377,382,000 for the year ended December 31, 1995, an increase of $3,926,000, or 1%. The primary cause of the growth in average interest-earning assets in the first quarter of 1996 was the increase in the Company's loans. The average balance of such loans increased by $39,247,000, or 17%. At the same time, the average balance of the Company's portfolio of securities of other U.S. Government agencies decreased by $26,564,000, or 21%. Funds for the increase in the Company's portfolio of loans in the first quarter of 1996 were provided by the growth in the average balance of certificates of deposits, public funds, demand deposits, and by the use of proceeds of the sale of securities available for sale. The average balance of the Company's certificates of deposits for the quarter ended March 31, 1996 increased by $12,488,000, or 10%, public funds increased by $5,299,000, or 15%, and demand deposits increased by $2,835,000, or 6%. At the same time, the average balance of saving deposits decreased by $4,781,000, or 16%, interest-paying checking deposits decreased by $4,205,000, or 6%, money market deposits decreased by $5,239,000, or 13%, and borrowings decreased by $9,040,000, or 36%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the quarter ended March 31, 1996 was $874,288 compared to net income of $319,424 for the comparable period in 1995. Per-share net income for the quarter ended March 31, 1996 was $.22 compared to per-share net income of $.08 for the comparable period in 1995. The increase in consolidated net income was primarily due to a gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. The other contributing factor for higher net income in the first quarter of 1996 was an increase of $275,016, or 7%, in net interest income after provision for credit losses.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis, inclusive of loan service charge income) was $4,151,000 for the first quarter of 1996, compared to $4,022,000 for the first quarter of 1995, an increase of 3%. A primary reason for this increase was a growth in total interest-earning assets to $381,308,000 for the first quarter of 1996 from $344,701,000 for the comparable period in 1995.

The aggregate cost of funds increased, primarily as a result of pressure for higher pricing for customer deposits, and shifting of lower costing deposits to higher costing deposits. Certificates of deposit represented 45% of total average deposits in the first quarter of 1996 as compared to 35% in the first quarter of 1995, and the average cost of certificates of deposit increased to 6.06% in the first quarter of 1996 as compared to 5.42% in the first quarter of 1995.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. The provision for credit losses in the first quarters of both 1996 and 1995 was $75,000.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER INCOME

Other income for the first quarter of 1996 totaled $1,706,528 as compared to $855,693 for the first quarter of 1995. Other income increased primarily due to the gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. Securities transactions resulted in a gain of $59,736 from the sale of securities available for sale during the first quarter of 1996; there was no such gain during the comparable period of 1995. The portfolio of securities held for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Fee income from Trust Department operations decreased by $6,619, or 2%, due primarily to a decrease in the size of trust assets under management during the first quarter of 1996 versus the first quarter of 1995. Income from service charges, commissions and fees paid by customers increased in the first quarter of 1996 by $5,393, or 2%, from the first quarter of 1995. This increase is primarily caused by the increase in credit card processing fees and miscellaneous service charges.

Other operating income increased to $248,560 from $213,402 during the first quarter of 1996 primarily due to the write-off of deferred gains. In the first quarter of 1996, the write-off of deferred gain was $80,259; there was no such write-off during the comparable period of 1995.

OPERATING EXPENSES

Total operating expenses for the first quarter of 1996 were $4,847,003 as compared to $4,548,616 for the first quarter of 1995. The percentage of total operating expenses to total income was 50% in the first quarter of 1996 as compared to 59% in the first quarter of 1995. Personnel expenses in the first quarter of 1996 were $2,456,887 as compared to $2,290,754 for the first quarter of 1995. The occupancy expenses during the first quarter of 1996 were $711,154 as compared to $698,082 for the first quarter of 1995. Other operating expenses in the first quarter of 1996 were $1,678,962 as compared to $1,559,780 in the first quarter of 1995. The latter increase was primarily due to an increase in miscellaneous expense. In the first quarter of 1996 the miscellaneous expenses were $177,954 as compared to $45,000 for the comparable period of 1995.

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

On March 31, 1996, interest-bearing assets of the Company maturing in twelve months or less were equal to approximately 124% of the interest-bearing liabilities of the Company falling due in twelve months or less. Therefore at that date the Company was considered to be 124% asset-sensitive for a twelve-month period. This means that for each $100 of liabilities which can be expected to reprice during that period, $124 of assets can be expected to reprice. In a declining rate environment, for each $100 of liabilities which reprice and thus lower the expenses of the Company, $124 of assets will also reprice, therefore generating lower income for the Company; the net result will be a decrease in the interest spread. In an increasing rate environment the converse would be true; the net interest spread would increase.

On March 31, 1996, the Company had a positive gap (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities maturing in all of the time periods reflected in the following table. The cumulative interest rate sensitivity gap (that is, the cumulative ratio of interest-sensitive assets expressed as a percentage of interest-sensitive liabilities) for maturities up to three months was 166.44%; for maturities up to twelve months it was 123.51%; for maturities up to five years it was 105.55%; and for all maturities, including maturities over five years, it was 118.76%.

The Company's interest-sensitivity position at March 31, 1996 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                     0-3        3-12       1-5        OVER
MARCH 31, 1996                      MONTHS     MONTHS     YEARS     5 YEARS     TOTAL
- --------------                     --------   --------   -------   --------   --------
Investment securities and
  securities held for sale(1)      $ 22,678   $ 15,073   $36,755    $36,362   $110,868
Federal funds sold and other
  short-term investments                100         --        --         --        100
Loans and loans held for sale        86,367     45,560    83,726     49,054    264,707
                                   --------   --------   -------    -------   --------
Earning assets                      109,145     60,633   120,481     85,416    375,675
Deposits:
  Interest-paying checking(2)          --         --      61,897       --       61,897
  Money market                       33,886       --        --         --       33,886
  Savings(2)                           --         --      22,808       --       22,808
  Certificates of deposit
   and public funds                  11,121     71,888    52,824     41,344    177,177
Federal funds purchased
  and other short-term
  borrowings                         20,571       --        --         --       20,571
                                   --------   --------   -------    -------   --------
Interest-bearing liabilities         65,578     71,888   137,529     41,344    316,339
                                   --------   --------   -------    -------   --------

Interest-sensitivity gap           $ 43,567   $(11,255) $(17,048)   $44,072   $ 59,336
                                   ========   ========  ========    =======   ========

Cumulative gap                     $ 43,567   $ 32,312  $ 15,264    $59,336
                                   ========   ========  ========    =======

Cumulative gap to total
 earning assets (%)                   11.60       8.60      4.06      15.79
                                   ========   ========  ========    =======

Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities (%)           166.44     123.51    105.55     118.76
                                   ========   ========  ========    =======

Loans are stated net of unearned income.
Non-earning assets and non-interest-bearing liabilities have been excluded from analysis.

(1) The rate sensitivity schedule included above lists securities in time frames of their stated or final maturities. Literally all of the securities in the over-5-year category have shorter average lives or call dates and are expected to mature or be called well before the stated maturity and even prior to the 5-year term.

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

                                                 03/31/96         12/31/95
                                                 --------         --------
                                                       (in thousands)

(a)      Non-accrual loans                        $2,419           $1,520
(b)      90-day loans                              1,132              852
(c)      Troubled debt restructurings               None             None
(d)      Other Real Estate Owned                     459              634

Non-accrual loans increased by $899,000 in the quarter ended March 31, 1996 due primarily to the addition of five loans totaling $1,295,000. Two of the loans are to one borrower; they are secured by real estate and total $866,000. The borrower is negotiating with an outside investor to bring the loan current while foreclosure is in process. A third loan for $108,000 is real estate-secured and in foreclosure. A fourth loan for $136,000 is secured with the borrower's residence, which is listed for sale. A fifth loan for $185,000 is secured with a mortgage on a residence; the loan was brought current during May 1996 with full payoff expected during June 1996. The increase in non-accrual loans was offset primarily by two loans totaling $352,000 that have performed and returned to accrual status.

Ninety-day loans increased $280,000 due primarily to one loan for $290,000. This loan is fully secured with marketable securities. The loan has matured and renewal is in process.

Potential problem loans:                         03/31/96         12/31/95
                                                 --------         --------

                                                  $ 121            $1,278

At March 31, 1996 the non-accrual loans were broken down as follows:

                                                        (in thousands)

Residential Real Estate                           $ 601               25%
Commercial Real Estate                            1,707               71%
Commercial                                           99                4%
Installment                                          12                -%

There is one major concentration within the balance of the non-accruing portfolio: A commercial real estate loan which comprises 36% of total non-accruing loans. The loan is fully secured with no loss expected. The loan is classified special mention.

There are four major concentrations within the classified loans: The above non-accrual loan, which comprises 14% of total classified loans. A second loan, which comprises 27% of total classified loans, is secured with a combination of collateral including real estate and marketable securities. This loan is classified special mention due to chronic slowness caused by cash flow problems of the borrower. However, the loan is current and accruing. A third loan comprises 19% of total classified loans and is secured with real estate. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. The loan is current and accruing. A fourth loan comprises 8% of total classified and is secured with the borrower's residence. This loan is classified substandard due to chronic slowness caused by cash flow problems of the borrower. The loan is 30 days past due and accruing.

Other real estate owned decreased by $175,000 in the quarter ended March 31, 1996. This is due to the sale of two properties.

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

Liquidity of the Company's banking subsidiaries is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing earning assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by ability to raise funds in a variety of money markets. Further liquidity can be provided by liquidation of securities available for sale. As of March 31, 1996, securities available for sale amounted to $109,755,000.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1996. At March 31, 1996, the Company's Tier 1 risk-based capital and total capital ratios (as more fully described below) were 11.62% and 12.39%, respectively. The Company's leverage ratio was 8.79% at March 31, 1996. These ratios were well above the minimum capital requirements established by government agencies.

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

As of March 31, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 11.62%, 12.39% and 8.79%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiary, are well above industry averages.

Stockholders' equity and book value per share as of March 31, 1996 were $37,317,735 and $9.79, compared to $31,993,010 and $8.85 for the same period in 1995. Stockholders'equity (not including unrealized losses on securities available for sale) as of March 31, 1996 increased to $39,598,588 from $37,560,079 as of March 31, 1995. Book value per share on the same basis was $10.39 as of March 31 in both years. It is noteworthy that the number of outstanding shares increased to 3,810,689 at March 31, 1996 from 3,614,617 a year earlier. The foregoing figures are net of dividends in the amounts of $476,337 and $451,764 in the 1996 and 1995 quarters, respectively. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

As of March 31, 1996, the Company had no material commitments for capital expenditures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  JEFFERSON BANCORP, INC.

      MAY 13, 1996                          /s/ BARTON S. GOLDBERG
- ----------------------------                ------------------------------------
                                            Barton S. Goldberg
                                            Secretary-Treasurer
                                            (Principal Financial Officer
                                            and Director)

      MAY 13, 1996                          /s/ SYED F. ZAFAR
- ----------------------------                ------------------------------------
                                            Syed F. Zafar
                                            Senior Vice President & Comptroller
                                            (Principal Accounting Officer)