Form 10-Q
period 1996-06-30
JEFFERSON BANCORP INC
filed 1996-08-14
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO _______.

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           YES  X    NO _____

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

               CLASS                             OUTSTANDING AT JULY 31, 1996
               -----                             ----------------------------
COMMON STOCK, $1.00 PAR VALUE, OF A SINGLE CLASS           3,823,049

                 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATEMENTS
ARE FILED AS PART OF THIS REPORT:

                                   PAGES IN QUARTERLY REPORT
                                   AS OF JUNE 30, 1996 TO
                                   SECURITIES AND EXCHANGE
                                   COMMISSION

CONSOLIDATED BALANCE SHEETS               3-4
STATEMENTS OF CONSOLIDATED INCOME          5
STATEMENT OF CONSOLIDATED
  STOCKHOLDERS' EQUITY                     6
STATEMENT OF CONSOLIDATED
  CASH FLOWS                               7
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS                              8-13

ITEM 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS      14-23

                   PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO
          A VOTE OF SECURITY HOLDERS       23

ITEM 6(a) EXHIBITS FILED
               NONE

     (b)  REPORTS ON FORM 8-K
          NO REPORTS ON FORM 8-K HAVE BEEN
          FILED DURING THE QUARTER FOR
          WHICH THIS REPORT IS FILED

SIGNATURES                                 24

PART I. FINANCIAL INFORMATION

JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1996       DECEMBER 31, 1995
                                                                              (Unaudited)           (Unaudited)
                                                                             -------------       -----------------
ASSETS
 CASH AND DEMAND BALANCES DUE FROM BANKS                                      $12,027,284           $17,545,682
                                                                             ------------          ------------
INVESTMENT SECURITIES
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)                    92,969               103,912
 OTHER SECURITIES                                                               1,014,643             1,139,348
                                                                             ------------          ------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
      1996-$1,114,000; 1995-$1,254,000)                                         1,107,612             1,243,260
                                                                             ------------          ------------
SECURITIES AVAILABLE FOR SALE
 U.S. TREASURY SECURITIES                                                       7,854,375            10,056,875
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                                 100,916,844           101,900,477
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)                 5,018,934             4,610,180
 COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES                           609,370             1,586,315
                                                                             ------------          ------------
  TOTAL SECURITIES AVAILABLE FOR SALE (Fair value 1996-$114,400,000
      1995-$118,154,000)                                                      114,399,523           118,153,847
                                                                             ------------          ------------

FEDERAL FUNDS SOLD                                                                -                   4,500,000
                                                                             ------------          ------------
LOANS                                                                         291,803,496           268,786,404
LESS: UNEARNED INCOME                                                           2,131,754             2,186,667
      ALLOWANCE FOR CREDIT LOSSES                                               2,357,599             2,434,357
                                                                             ------------          ------------
  TOTAL LOANS, NET                                                            287,314,143           264,165,380
                                                                             ------------          ------------
LOANS HELD FOR SALE                                                               653,994             1,716,917
                                                                             ------------          ------------
PREMISES AND EQUIPMENT, NET                                                     4,788,848             6,186,810
                                                                             ------------          ------------
OTHER REAL ESTATE OWNED                                                           477,418               633,678
                                                                             ------------          ------------
OTHER ASSETS                                                                   19,474,389            18,857,212
                                                                             ------------          ------------
  TOTAL ASSETS                                                               $440,243,211          $433,002,786
                                                                             ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1996       DECEMBER 31, 1995
                                                                              (Unaudited)           (Unaudited)
                                                                             -------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  DEMAND (NON-INTEREST-BEARING)                                               $47,435,844           $55,814,702
  SAVINGS                                                                      22,451,105            27,396,006
  INTEREST-PAYING CHECKING                                                     55,155,775            67,489,951
  MONEY MARKET ACCOUNTS                                                        32,430,041            36,937,656
  CERTIFICATES AND PUBLIC FUNDS                                               228,833,185           183,648,700
                                                                             ------------          ------------
    TOTAL DEPOSITS                                                            386,305,950           371,287,015

  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                             13,036,136            19,424,965
  DEFERRED GAIN ON SALE OF BUILDINGS                                               29,084                31,812
  OTHER LIABILITIES                                                             4,538,163             4,635,204
                                                                             ------------          ------------
    TOTAL LIABILITIES                                                         403,909,333           395,378,996
                                                                             ------------          ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - JUNE 30, 1996- 4,005,354;
    DECEMBER 31, 1995-3,999,496 SHARES                                          4,005,354             3,999,496
  CAPITAL SURPLUS                                                              29,401,337            29,349,762
  RETAINED EARNINGS                                                             9,144,613             8,912,103
  TREASURY STOCK, AT COST-JUNE 30,1996-193,378 SHARES;
    DECEMBER 31, 1995- 193,378 SHARES                                          (1,862,204)           (1,862,204)
  DEFERRED COMPENSATION                                                          (781,673)           (1,027,343)
  NET UNREALIZED (LOSSES) GAINS ON SECURITIES AVAILABLE FOR SALE
           (NET OF APPLICABLE INCOME TAXES)                                    (3,573,549)           (1,748,024)
                                                                             ------------          ------------
    TOTAL STOCKHOLDERS' EQUITY                                                 36,333,878            37,623,790
                                                                             ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $440,243,211          $433,002,786
                                                                             ============          ============
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
   GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                                 $10.47                $10.34
                                                                             ============          ============
BOOK VALUE PER COMMON SHARE                                                         $9.53                 $9.89
                                                                             ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                             FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                                          JUNE 30,                      JUNE 30,
                                                                      1996          1995            1996           1995
                                                                   ----------    ----------     -----------    -----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                       $6,672,035    $5,647,260     $13,175,052    $10,685,838
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                          114,093       122,280         237,031        245,125
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                    1,391,800     1,799,289       2,655,615      3,330,426
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                      58,478        80,393         112,153        182,221
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES              3,207        50,717          35,272        104,787
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                40,659       136,290          60,982        186,538
                                                                   ----------    ----------     -----------    -----------
    TOTAL INTEREST INCOME                                           8,280,272     7,836,229      16,276,105     14,734,935
                                                                   ----------    ----------     -----------    -----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                                             137,751       204,675         292,575        413,710
  INTEREST-PAYING CHECKING                                            243,979       301,916         520,033        589,272
  MONEY MARKET ACCOUNTS                                               181,099       211,569         371,169        448,754
  CERTIFICATES AND PUBLIC FUNDS                                     3,113,719     2,426,275       5,831,257      4,010,917
 SHORT-TERM BORROWINGS                                                133,489       262,561         289,573        616,802
                                                                   ----------    ----------     -----------    -----------
    TOTAL INTEREST EXPENSE                                          3,810,037     3,406,996       7,304,607      6,079,455
                                                                   ----------    ----------     -----------    -----------
    NET INTEREST INCOME                                             4,470,235     4,429,233       8,971,498      8,655,480
 (RECOVERY) PROVISION FOR CREDIT LOSSES                               (55,000)       75,000          20,000        150,000
                                                                   ----------    ----------     -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                                 4,525,235     4,354,233       8,951,498      8,505,480
                                                                   ----------    ----------     -----------    -----------
OTHER INCOME:
  TRUST INCOME                                                        237,534       367,420         544,993        681,498
  SERVICE CHARGES, COMMISSIONS AND FEES                               345,998       304,732         679,604        632,945
  (LOSS) GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET           (53,705)      323,985           6,031        323,985
  OTHER OPERATING INCOME                                              203,876       250,800         452,436        464,202
  GAIN ON SALE OF SUBSIDIARY BANK                                         -             -           757,167            -
                                                                   ----------    ----------     -----------    -----------
    TOTAL OTHER INCOME                                                733,703     1,246,937       2,440,231      2,102,630
                                                                   ----------    ----------     -----------    -----------
OPERATING EXPENSES:

  SALARIES AND EMPLOYEE BENEFITS                                    2,136,811     2,255,798       4,593,698      4,546,552
  OCCUPANCY EXPENSE, NET                                              696,791       831,162       1,407,945      1,529,244
  OTHER OPERATING EXPENSES                                          1,465,295     1,604,793       3,144,257      3,164,573
                                                                   ----------    ----------     -----------    -----------
    TOTAL OPERATING EXPENSES                                        4,298,897     4,691,753       9,145,900      9,240,369
                                                                   ----------    ----------     -----------    -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                          960,041       909,417       2,245,829      1,367,741
  PROVISION FOR INCOME TAXES                                          310,200       283,600         721,700        422,500
                                                                   ----------    ----------     -----------    -----------
    NET INCOME                                                       $649,841      $625,817      $1,524,129       $945,241
                                                                   ==========    ==========     ===========    ===========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                                3,893,704     3,779,617       3,906,120      3,785,703
                                                                   ==========    ==========     ===========    ===========
NET INCOME PER SHARE                                                    $0.17         $0.17           $0.39          $0.25
                                                                   ==========    ==========     ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                             5

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996                                                                                NET UNREALIZED
                                                                                                                      GAINS (LOSSES)
                                                                                                                       ON SECURITIES
                                              COMMON        CAPITAL       RETAINED       TREASURY        DEFERRED       AVAILABLE
                                               STOCK        SURPLUS       EARNINGS         STOCK       COMPENSATION      FOR SALE
                                            ----------    -----------    ----------    -----------     ------------   --------------
BALANCE, JANUARY 1, 1996                    $3,999,496    $29,349,762    $8,912,103    ($1,862,204)    ($1,027,343)    ($1,748,024)

 NET INCOME                                      -              -         1,524,129          -               -             -

 $.125 PER SHARE CASH DIVIDEND                   -              -          (476,336)         -               -             -

 $.125 PER SHARE CASH DIVIDEND                   -              -          (476,337)         -               -             -

 EXERCISE OF STOCK OPTIONS                       5,858         51,575         -              -               -             -

 AMORTIZATION OF DEFERRED COMPENSATION           -              -             -              -             245,670         -

 CASH PAYOUT UPON CANCELLATION OF OPTIONS        -              -          (338,946)         -               -             -

 CHANGE IN NET UNREALIZED  GAINS/(LOSSES)
         ON SECURITIES AVAILABLE FOR SALE        -              -             -              -               -          (1,825,525)
                                            ----------    -----------    ----------    -----------     -----------     -----------
BALANCE, JUNE 30, 1996                      $4,005,354    $29,401,337    $9,144,613    ($1,862,204)      ($781,673)    ($3,573,549)
                                            ==========    ===========    ==========    ===========       =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       1996                  1995
                                                                    (unaudited)           (unaudited)
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $1,524,129              $945,241
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                         366,792               403,015
  GAIN ON SALE OF BUILDINGS                                              (2,728)               (2,727)
  LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED                         12,029               (51,674)
  GAIN ON SALE OF SUBSIDIARY BANK                                      (757,167)                -
  PROVISION FOR CREDIT LOSSES                                            20,000               150,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                       74,320               116,222
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                      (6,031)             (323,985)
  AMORTIZATION OF DEFERRED COMPENSATION                                 245,670               203,490
  ORIGINATION OF LOANS HELD FOR SALE                                (11,905,036)           (9,765,701)
  DISPOSITION OF LOANS HELD FOR SALE                                 12,967,959             9,805,163
  INCREASE IN OTHER ASSETS                                           (9,746,995)           (6,986,937)
  (DECREASE) INCREASE IN OTHER LIABILITIES                              (25,904)            1,058,670
                                                                    -----------           -----------
 NET CASH USED BY OPERATING ACTIVITIES                               (7,232,962)           (4,449,223)
                                                                    -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                              (32,199,350)          (26,949,800)
  SALE OF SECURITIES AVAILABLE FOR SALE                              25,306,656            30,120,655
 PROCEEDS FROM MATURITIES AND PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                                3,056,294             3,501,324
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                         (31,131,964)          (48,388,584)
 PROCEEDS FROM MATURITIES OF INVESTMENT SECURITIES                      115,648                 -
 NET DECREASE (INCREASE) IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS           1,000,000           (12,000,000)
SALE PROCEEDS FROM SALE OF SUBSIDIARY BANK                            3,000,000                 -
 DISPOSITION OF OTHER REAL ESTATE OWNED                                 162,231               913,568
 ACQUISITION OF OTHER REAL ESTATE OWNED                                 (18,000)             (364,863)
 PURCHASES OF PREMISES AND EQUIPMENT                                   (141,815)             (145,675)
                                                                    -----------           -----------
 NET CASH USED BY INVESTING ACTIVITIES                              (30,850,300)          (53,313,375)
                                                                    -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE IN DEPOSITS                                            36,686,701            62,061,168
 NET DECREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                     (4,792,997)           (4,736,768)
 PAYMENT OF CASH DIVIDENDS                                              952,673              (903,864)
 PAYMENT OF SPREAD ON STOCK OPTIONS                                    (338,946)                -
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                 57,433                80,697
                                                                    -----------           -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:                          32,564,864            56,501,233
                                                                    -----------           -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                     (5,518,398)           (1,261,365)
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR        17,545,682            14,542,225
                                                                    -----------           -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30,                $12,027,284           $13,280,860
                                                                    ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                       $7,270,000            $4,994,000
                                                                    ===========           ===========
 INCOME TAX PAYMENTS                                                   $492,500              $295,000
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

(B)  RESTRICTED STOCK, STOCK OPTION AND NON-QUALIFIED OPTION PLANS

RESTRICTED STOCK PLANS - On September 1, 1989, the Company adopted a restricted stock plan (the "1989 Plan") whereby an aggregate of not more than 300,000 shares of common stock were made available for awards to certain key executives. The number of shares awarded to the eligible executives are based on the executive's salary and length of time employed by the Company. The stock issued in connection with the 1989 Plan vests on the third anniversary of the date of grant. Deferred compensation, a contra-equity account, is recorded for the fair market value of any shares of common stock awarded under the 1989 Plan and is then amortized as compensation expense over the vesting period. At June 30, 1996, 24,654 shares were available under the 1989 Plan for the future awards.

Effective May 1, 1996, the Company adopted a second restricted stock plan (the "1996 Plan") which is substantially identical to the 1989 Plan, except that no participant may be awarded more than 20,000 shares under the 1996 Plan in any calendar year. At June 30, 1996, 300,000 shares were available for awards under the 1996 Plan.

STOCK OPTION PLANS - Under various stock option plans approved by the Board of Directors, options may be granted to key employees of the Company and its subsidiaries, including officers and directors who are also employees, to purchase an aggregate of 585,328 shares of the common stock of the Company. At June 30, 1996, the total number of stock options available for future grants were 87,231 shares. Options under these plans are granted at a price of not less than the fair market value of the shares on the date granted. No charge is made to income with respect to stock options.

The following table presents additional information concerning the activity in these stock option plans:

                                            OPTION PRICE
                                       ------------------------
                          NUMBER OF    AVERAGE
                          SHARES       PER SHARE      AGGREGATE

January 1, 1993            328,576     $8.37         $2,748,205
Grants                      25,000      9.90            247,500
3% stock dividend              750      -                   -
Exercised                  (28,623)     8.37           (239,548)
Rescissions                (30,044)     8.25           (247,800)
                           -------                   ----------
Options outstanding:
December 31, 1993          295,659      8.49          2,508,357
Grants                      88,000     10.12            890,375
3% stock dividend            2,640      -                   -
Exercised                  (28,224)     7.64           (215,546)
Recisions                  (29,802)     7.83           (233,330)
                           -------                   ----------
Options outstanding:
December 31, 1994          328,273      8.99          2,949,856
Grants                       1,000     13.25             13,250
Exercised                  (79,012)     8.74           (690,487)
                           -------                   ----------
Options outstanding:
December 31, 1995          250,261      9.08          2,272,619
Exercised                   (4,571)     9.83            (44,934)
Canceled                   (63,792)     9.13           (582,111)
                           -------                   ----------
Options outstanding:
June 30, 1996              181,898      9.05          1,645,574
                           =======                   ==========
Options exercisable at
December 31, 1995          249,011
                           =======
June 30, 1996              181,898
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

                                            OPTION PRICE
                                       ------------------------
                          NUMBER OF    AVERAGE
                          SHARES       PER SHARE      AGGREGATE

January 1, 1993            113,300     $ 7.53        $  852,500
Grants                      27,500      10.00           275,000
3% stock dividend              825       -                    -
                           -------                   ----------
Options outstanding:
December 31, 1993          141,625       7.97         1,127,500
Grants                      27,500      10.13           278,438
3% stock dividend              825                            -
Exercised                  (29,200)      7.53          (219,713)
                           -------                   ----------
Options outstanding:
December 31, 1994          140,750       8.43         1,186,225
Exercised                  (76,374)      8.55          (652,945)
                           -------                   ----------
Options outstanding:
December 31, 1995           64,376       8.28           533,280
                           -------                   ----------
Exercised                   (1,287)      9.71           (12,500)
                           -------                   ----------
Options Outstanding:
June 30, 1996               63,089       8.26           520,780
                           =======                   ==========
Options exercisable at:
December 31, 1995           64,376
                           =======
June 30, 1996               63,089
                           =======

(C) DEATH AND DISABILITY, SEVERANCE AND RETIREMENT PLANS: Effective May 1, 1989, the Company adopted a death and disability plan that provides for cash payments in the event of the death or permanent disability of directors who are not employees of the Company and certain senior officers of the Company. The death and disability plan is substantially funded through life insurance policies.

Also, effective May 1, 1989, the Company adopted an unfunded severance plan that provided for cash payments to certain senior officers of the Company in the event that their employment was voluntarily or involuntarily terminated at any time during a one-year period following a change in control, as defined by the Company.

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the six months ended June 30, 1996, the Company accrued approximately $262,570 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

(D) IMPACT OF NEW ACCOUNTING ISSUES: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This Statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, defines a fair value method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Proforma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management adopted SFAS No. 123 effective January 1, 1996, and has elected to continue to measure compensation using APB No. 25.

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

Loans held for sale are recorded at the lower of cost or market on an aggregate basis. Unrealized declines in market value are included in other operating income.

In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The Statement generally would require all creditors to account for impaired loans at the present value of the expected future cash flow discounted at the loan's effective interest rate. SFAS No. 114 is effective for fiscal years beginning after December 15, 1994, and earlier application is encouraged. SFAS No. 114 is not expected to have a material effect on the Company's financial statements as most loans in question are collateral dependent, and the Company already accounts for impaired loans at the lower of cost or fair value less costs to dispose.

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

On January 1, 1995, the Bank adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Recognition and Disclosures", an amendment of SFAS No. 114. These standards address the accounting for impairment of certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected. Adoption of these standards entailed the identification of commercial loans which are considered impaired under the provisions of SFAS No. 114. Groups of smaller-balancf homogeneous loans (generally residential mortgage and installment loans) are collectively evaluated for impairment. Adoption of these statements did not have a material impact on the Bank's financial position or results of operations.

Under the provisions of these standards, individually identified impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement may also be based on observable market prices or for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loans exceeds that measure of fair value, a valuation is required as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

Loans where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired under SFAS No. 114, are generally classified as nonperforming loans unless based on the evaluation of management the loan is well secured and in the process of collection.

Charge-offs are recorded when, in the judgment of management, an extension of credit is deemed uncollectible, in whole or in part.

Interest collections on nonperforming loans, including impaired loans, for which the ultimate collectibility of principal and interest is uncertain, are applied as reductions in book value. Otherwise, such collections are credited to income when received.

(G) OTHER REAL ESTATE OWNED: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or estimated fair value at the time the loan is foreclosed. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

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

(H) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, became a subsidiary of the Company and was renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through June 30, 1996, after giving effect to a write-off of $242,833 occasioned by the sale of Jefferson Bank on February 14, 1996, totaled $803,044.

(I) INCOME TAXES: Deferred taxes are provided for timing differences between income reported for financial reporting and for income tax purposes. The Company files consolidated income tax returns.

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

(J) RECLASSIFICATION: Certain amounts in the prior period in the consolidated financial statements have been reclassified for comparative purposes.

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

JEFFERSON BANCORP, INC. AND SUBSIDIARIES

Management's discussion and analysis of
financial condition and results of operations - (continued)

                                                               QUARTER ENDED JUNE 30, 1996            QUARTER ENDED JUNE 30, 1995
NET INTEREST INCOME, AVERAGE BALANCES                       ---------------------------------      ---------------------------------
AND AVERAGE RATES                                           AVERAGE                   AVERAGE      AVERAGE                   AVERAGE
(IN THOUSANDS)                                              BALANCE      INTEREST       RATE       BALANCE      INTEREST       RATE
                                                            ---------------------------------      ---------------------------------
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and government
  guaranteed loans (1)                                      $266,625      $6,107       9.21%       $210,154      $5,469      10.44%
  Installment loans, net of unearned income                   11,589         278       9.59%         10,776         259       9.62%
Investment securities and securities available for sale:
  U.S. Treasury securities                                     9,455         114       4.85%         10,214         122       4.79%
  Securities of other U.S. Government agencies               102,401       1,392       5.44%        126,470       1,800       5.69%
  Obligations of states and political subdivisions
     (non-taxable) (2)                                         5,094          88       6.90%          6,368         122       7.67%
  Collateralized mortgage obligations and other securities     1,050           3       1.26%          3,345          51       6.08%
  Federal funds sold and other short-term investments          3,252          41       5.07%          9,567         137       5.73%
                                                            --------      ------                   --------      ------
      Total interest-earning assets                         $399,466       8,022       8.08%       $376,894       7,959       8.47%
                                                            ========      ------                   ========      ------

KEY LIABILITIES:
  Deposits:
    Savings                                                   22,779         138       2.43%         30,474         205       2.69%
    Interest-paying checking                                  57,569         244       1.70%         71,063         302       1.71%
    Money market                                              34,208         181       2.13%         39,039         212       2.18%
    Certificates of deposit                                  171,170       2,460       5.78%        122,704       1,865       6.10%
    Public funds                                              42,882         653       6.13%         36,935         562       6.10%
                                                            --------      ------                   --------      ------
     Total deposits                                          328,607       3,676       4.50%        300,215       3,146       4.20%
  Borrowings                                                  13,192         134       4.07%         26,391         263       3.99%
                                                            --------      ------                   --------      ------
    Total interest-bearing liabilities                       341,799       3,810       4.48%        326,607       3,409       4.19%
                                                            --------      ------                   --------      ------
    Total noninterest-bearing liabilities                     51,354                                 50,715
                                                            --------                               --------
    Total key liabilities                                   $393,153                               $377,322
                                                            ========                               ========
  Net interest income/spread                                              $4,212       3.58%                     $4,551       4.28%
                                                                          ======                                 ======
  Net interest income as a percent of total
      average interest-earning assets                                                  4.23%                                  4.84%

       (1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $176,000 and $277,000 for quarters ended June 30, 1996 and 1995, $427,000 and $441,000 for the six
            months ended June 30, 1996 and 1995, and $676,000 for the year ended December 31, 1995, respectively.

       (2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.


JEFFERSON BANCORP, INC. AND SUBSIDIARIES

Management's discussion and analysis of
financial condition and results of operations - (continued)

                                  SIX MONTHS ENDED JUNE 30, 1996    SIX MONTHS ENDED JUNE 30, 1995     YEAR ENDED DECEMBER 31, 1995
NET INTEREST INCOME, AVERAGE      ------------------------------    ------------------------------    ------------------------------
BALANCES AND AVERAGE RATES        AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE
(IN THOUSANDS)                    BALANCE    INTEREST      RATE     BALANCE    INTEREST      RATE     BALANCE    INTEREST      RATE
                                  ------------------------------    ------------------------------    ------------------------------
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and
   financial and government
   guaranteed loans (1)           $259,186   $11,949      9.27%     $202,536   $10,032      9.99%     $213,097   $20,882      9.80%
  Installment loans, net of
   unearned income                  11,714       561      9.57%        9,964       479      9.62%       11,210     1,094      9.76%
Investment securities and
 securities available for sale:
  U.S. Treasury securities           9,819       237      4.85%       10,220       245      4.84%       10,207       493      4.83%
  Securities of other U.S.
   Government agencies             100,916     2,656      5.26%      120,963     3,331      5.51%      125,996     6,975      5.54%
  Obligations of states and
   political subdivisions
   (non-taxable) (2)                 4,914       169      6.87%        7,208       275      7.63%        6,273       471      7.51%
  Collateralized mortgage
   obligations and other
   securities                        1,083        35      6.52%        3,441       105      6.09%        3,223       164      5.09%
  Federal funds sold and other
   short-term investments            2,224        61      5.52%        6,572       187      5.73%        7,376       410      5.56%
                                  --------   -------                --------   -------                --------   -------
      Total interest-earning
       assets                     $389,856    15,667      8.08%     $360,904    14,653      8.19%     $377,382    30,489      8.08%
                                  ========   -------                ========   -------                ========   -------

KEY LIABILITIES:
  Deposits:
    Savings                         23,978       293      2.45%       31,157       414      2.68%       29,958       784      2.62%
    Interest-paying checking        61,870       520      1.69%       70,815       589      1.68%       70,399     1,184      1.68%
    Money market                    34,752       371      2.15%       40,388       449      2.24%       40,913       897      2.19%
    Certificates of deposit        153,942     4,537      5.93%      107,849     3,105      5.81%      125,307     7,479      5.97%
    Public funds                    42,143     1,294      6.18%       31,370       906      5.82%       36,105     2,198      6.09%
                                  --------   -------                --------   -------                --------   -------
     Total deposits                316,685     7,015      4.45%      281,579     5,463      3.91%      302,682    12,542      4.14%
  Borrowings                        14,868       290      3.92%       30,832       617      4.03%       24,982       921      3.69%
                                  --------   -------                --------   -------                --------   -------
    Total interest-bearing
     liabilities                   331,553     7,305      4.43%      312,411     6,080      3.92%      327,664    13,463      4.11%
                                  --------   -------                --------   -------                --------   -------
    Total noninterest-bearing
     liabilities                    51,818                            49,272                            49,520
                                  --------                          --------                          --------
    Total key liabilities         $383,371                          $361,683                          $377,184
                                  ========                          ========                          ========
  Net interest income/spread                  $8,362      3.67%                 $8,574      4.26%                $17,026      3.97%
                                             =======                           =======                           =======
  Net interest income as a
   percent of total average
   interest-earning assets                                4.33%                             4.79%                             4.51%

       (1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $176,000 and $277,000 for quarters ended June 30, 1996 and 1995, $427,000 and $441,000 for the six
            months ended June 30, 1996 and 1995, and $676,000 for the year ended December 31, 1995, respectively.

       (2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.


MATERIAL CHANGES IN FINANCIAL CONDITION

As shown in the Net Interest Income analysis on pages 15 and 16, the total average daily balance of the Company's consolidated interest-earning assets for the six months ended June 30, 1996 increased by $12,474,000, or 3%, from the total average daily balance for the year ended December 31, 1995. The primary cause of the growth in average interest-earning assets in the first six months of 1996 was the increase in the Company's loans. The average balance of such loans increased by $46,593,000, or 21%. At the same time, the average daily balance of the Company's portfolio of investment securities and securities held for sale decreased by $34,119,000, or 22%. The increase in the Company's portfolio of loans in the first six months of 1996 was accomplished by the use of proceeds of the sale of securities held for sale, and by the growth in the average balance of certificates of deposits, public funds and demand deposits. The total average daily balance of the Company's key liabilities for the six months ended June 30, 1996 was $383,371,000 as compared to $377,184,000 for the year ended December 31, 1995, an increase of $6,187,000, or 2%. The primary cause of the growth in the average balance of key liabilities was the increase in the average daily balance of certificates of deposit, which increased by $28,635,000, or 23%, public funds deposits, which increased by $6,038,000, or 17%, and demand deposits, which increased by $2,298,000, or 5%. At the same time, the average daily balance of savings deposits decreased by $5,980,00, or 20%, interest-paying checking deposits decreased by $8,529,000, or 12%, and money market deposits decreased by $6,161,000, or 15%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1996 was $1,524,129 compared to $945,241 for the comparable period in 1995, an increase of $578,888, or 61%. Per-share net income for the six months ended June 30, 1996 was $.39 compared to $.25 for the comparable period in 1995. The increase in consolidated net income for the six months ended June 30, 1996 was primarily due to a gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. The other contributing factor for higher net income in the first six months of 1996 was an increase of $446,018, or 5%, in net interest income after provision for credit losses.

Consolidated net income for the quarter ended June 30, 1996 was $649,841 compared to $625,817 for the comparable period in 1995, an increase of 4%. Per-share net income for the quarter ended June 30, 1996 remained level with the comparable period in 1995 at $.17. The increase in consolidated net income was primarily due to the $171,002 increase in net interest income after provision for credit losses and the decrease of $392,856 in total operating expenses.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis inclusive of loan service charge income) for the first six months of 1996 was $212,000 lower than the comparable period in 1995. The Company's net interest income on the same basis for the quarter ended June 30, 1996 was $339,000 lower than the comparable period in 1995, a decrease of 7%. A primary reason for this decrease for the first six months and quarter ended June 30, 1996 was a decrease in the net interest spread, or the spread between the average rates earned on interest-earning assets and the average rates paid on interest-bearing liabilities.

In the first six months of 1996, the net interest spread decreased by 59 basis points from the comparable period in 1995, or 14%. The spread for the quarter ended June 30, 1996 decreased by 70 basis points from the comparable period in 1995, or 16%. This decrease was caused by a change in the average rate earned on total interest-earnings assets and average cost of funds on total interest-bearing liabilities. The average rate earned on total interest-earning assets decreased to 8.08% for both the six-month and three-month periods ended June 30, 1996 from 8.19% and 8.47%, respectively, in the comparable periods in 1995. The average cost of funds on total interest-bearing liabilities increased to 4.43% and 4.48%, respectively, for the six- and three-month periods ended June 30, 1996 from 3.92% and 4.19%, respectively, in the same periods in 1995.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends, and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. In the first six months of 1996, the provision for credit losses amounted to $20,000 versus $150,000 in the comparable period of 1995. In the quarter ended June 30, 1996, this amounted to recovery of $55,000 versus the expense of $75,000 in the comparable period of 1995.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER OPERATING INCOME

Other income for the first six months of 1996 totaled $2,440,231 as compared to $2,102,630 for the first six months of 1995, an increase of 16%; the increase was primarily attributable to a gain in the 1996 period of $757,167 from the sale of a subsidiary bank. Other income for the quarter ended June 30, 1996 was $733,703 as compared to $1,246,937 for the quarter ended June 30, 1995, a decrease of 41%. Trust income decreased for the six- and three-month periods because of a decrease in the size of trust assets under management.

The sale of securities available for sale resulted in a gain of $6,031 for the first six months of 1996 and a loss of $53,705 for the quarter ended June 30, 1996 as compared to income of $323,985 for both of the comparable periods in 1995. The portfolio of securities available for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Other operating income decreased for the six- and three-month periods ended June 30, 1996 primarily due to a decrease in other real estate income to $21,492 and $14,130 in the respective 1996 periods from $122,450 and $105,799, respectively, in the comparable periods in 1995.

OPERATING EXPENSES

Total operating expenses for the first six months of 1996 were $9,145,900 as compared to $9,240,369 for the first six months of 1995, a decrease of 1%. The operating expenses for the quarter ended June 30, 1996 were $4,298,897 as compared to $4,691,753 for the quarter ended June 30, 1996, a decrease of 8%. Personnel expenses increased for the six-month period ended June 30, 1996 primarily due to normal merit increases. Personnel expenses decreased for the quarter ended June 30, 1996 primarily due to operating savings achieved in the employees' health insurance area. The occupancy expenses decreased for the six-and three-month periods ended June 30, 1996 because of the divestiture of a subsidiary bank. Other operating expenses were $3,144,257 for the six-month period and $1,465,295 for the quarter ended June 30, 1996, a decrease of 1% and 9%, respectively, over the comparable periods in 1995. This decrease was due mainly to the divestiture of a subsidiary bank and tighter expense control.

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

On June 30, 1996, interest-bearing assets of the Company maturing in twelve months or less were equal to approximately 96% of the interest-bearing liabilities of the Company falling due in twelve months or less. Therefore at that date the Company was considered to be 96% liability-sensitive for a twelve-month period. This means that for each $100 of liabilities which can be expected to reprice during that period, $96 of assets can be expected to reprice. In a declining rate environment, for each $100 of liabilities which reprice and thus lower the expenses of the Company, $96 of assets will also reprice, therefore generating higher income for the Company; the net result will be an increase in the interest spread. In an increasing rate environment the converse would be true; the net interest spread would decrease.

On June 30, 1996, the Company had a positive gap (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities maturing in less than three months and over five years; for those maturing in over three months and under five years, rate-sensitive liabilities exceeded rate-sensitive assets. The cumulative interest rate sensitivity gap (that is, the cumulative ratio of interest-sensitive assets expressed as a percentage of interest-sensitive liabilities) for maturities up to three months was 210.51%; for maturities up to twelve months it was 95.73%; for maturities up to five years it was 96.32%; and for all maturities, including maturities over five years, it was 115.32%.

The Company's interest-sensitivity position at June 30, 1996 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                     0-3       3-12       1-5        OVER
JUNE 30, 1996                      MONTHS     MONTHS     YEARS     5 YEARS     TOTAL
- -------------                     --------   --------   --------   --------   --------
Investment securities and
  securities held for sale(1)     $ 22,186   $  7,003   $ 36,334   $ 49,884   $115,407
Federal funds sold and other
  short-term investments               100         --         --         --        100
Loans and loans held for sale       95,173     50,386     85,433     59,334    290,326
                                  --------   --------   --------   --------   --------
Earning assets                     117,459     57,389    121,767    109,218    405,833
Deposits:
  Interest-paying checking(2)           --         --     55,156         --     55,156
  Money market                      32,430         --         --         --     32,430
  Savings(2)                            --         --     22,451         --     22,451
  Certificates of deposit
   and public funds                 10,331    126,848     47,685     43,969    228,833
Federal funds purchased
  and other short-term
  borrowings                        13,036         --         --         --     13,036
                                  --------   --------   --------   --------   --------
Interest-bearing liabilities        55,797    126,848    125,292     43,969    351,906
                                  --------   --------   --------   --------   --------
Interest-sensitivity gap          $ 61,662   $(69,459)  $ (3,525)  $ 65,249   $ 53,927
                                  ========   ========   ========   ========   ========
Cumulative gap                    $ 61,662   $ (7,797)  $(11,322)  $ 53,927
                                  ========   ========   ========   ========
Cumulative gap to total
 earning assets (%)                  15.19      (1.92)     (2.79)     13.29
                                  ========   ========   ========   ========
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities (%)          210.51      95.73      96.32     115.32
                                  ========   ========   ========   ========

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

                                             (In Thousands)
                                     06/30/96   03/31/96   12/31/95
                                     --------   --------   --------
(a)  Non-accrual loans                 $1,314   $  2,419   $  1,520
(b)  90-day loans                       1,470      1,132        852
(c)  Troubled debt restructurings        None       None       None
(d)  Other Real Estate Owned              477        459        634

Non-accrual loans decreased by $1,105,000 in the quarter ended June 30, 1996 due primarily to the deletion of three loans totalling $1,051,000. Two of the loans totalling $866,000 have been brought current and are performing and returned to accrued status. A third loan for $185,000 was paid off in full in June 1996.

Ninety-day loans increased by $338,000 in the quarter ended June 30, 1996 due primarily to the following: (a) four Government-guaranteed loans totalling $590,000 have become delinquent. These are farm loans, demand has been made, and full pay-off is expected. The outstanding balance represents only the guaranteed portion of the loan which Jefferson Bank has purchased; and (b) a loan for $146,000 has matured and was not renewed until July 1996; it is secured by real estate. The foregoing were partially off-set by a $134,000 reduction in the Bank's discounted mortgage portfolio.

Potential problem loans were as follows at the dates set forth:

                                 6/30/96   03/31/96   12/31/95
                                 -------   --------   --------
                                   $ 121      $ 121     $1,278

At June 30, 1996 the non-accrual loans were broken down as follows:

Residential Real Estate          $   894        68%
Commercial Real Estate               284        22%
Commercial                            99         8%
Installment Loans                     37         3%

There are three major concentrations within the non-accruing portfolio. Two are residential first mortgage loans, each of which comprises 10% of the portfolio. Foreclosure is in process and no loss is expected. Both loans are classified substandard. A third loan, which comprises 12% of the total non-accrual loans, is secured by business assets but the amount of final recovery cannot now be determined. Eighty percent of the loan is included in the allowance for loan losses. The loan is classified substandard.

There are three major concentrations within the classified loans. One loan, which comprises 34% of total classified loans, is secured with a combination of collateral including real estate and marketable securities. This loan is classified special mention due to chronic delinquency. However, it is current and accruing. A second loan, which comprises 25% of total classified loans, is secured with real estate and assignment of a note receivable. This loan is classified substandard due to chronic delinquency. However, it is current and accruing. A third loan, which comprises 10% of total classified loans, is secured with the borrower's residence. This loan is classified substandard due to chronic delinquency. However, it is current and accruing.

Other real estate owned increased by $18,000 in the quarter ended June 30, 1996. There were no concentrations requiring mention.

At June 30, 1996 $21,794 was classified as loss and is fully reserved.

LIQUIDITY MANAGEMENT

In order for the Company's banking subsidiary to satisfy the requirements of depositors wanting to withdraw funds and to meet the credit needs of borrowers, it must maintain certain levels of liquidity. Asset and liability management strategy is designed to achieve the maintenance of an adequate level of liquidity and the management of the interest-rate sensitive structure of the balance sheet. The basic objective of interest-rate sensitive management is the protection of net interest income from sharp fluctuations caused by changes in the market. The management of liquidity and interest-rate sensitivity are closely related as both are affected by maturities of assets and the source of funds.

Liquidity and interest-rate sensitivity positions are closely monitored by an asset and liability committee which regularly examines and evaluates the potential impact of varying scenarios of market interest rates, balance sheet compositions and funding source requirements.

Liquidity of the Company's banking subsidiary is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing earning assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by ability to raise funds in a variety of money markets. Further liquidity can be provided by liquidation of securities available for sale. As of June 30, 1996, securities available for sale amounted to $114,400,000.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1996. At June 30, 1996 the Company's Tier 1 risk-based capital and total capital ratios (as more fully described below) were 9.95% and 10.60%, respectively. The Company's leverage ratio was 8.50% at June 30, 1996. These ratios were well above the minimum capital requirements established by government agencies.

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

As of June 30, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 9.95%, 10.60% and 8.50%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiary, are well above industry averages.

Stockholders' equity and book value per share as of June 30, 1996 were $36,333,878 and $9.53, compared to $34,288,792 and $9.48 for the same period in 1995. Stockholders' equity (not including unrealized losses on securities available for sale) as of June 30, 1996 increased to $39,907,427 from $37,855,966 as of June 30, 1995. Book value per share on the same basis was $10.47 as of June 30 in both years. It is noteworthy that the number of outstanding shares increased to 3,811,976 at June 30, 1996 from 3,616,792 a year earlier. The foregoing figures are net of dividends in the amounts of $952,673 and $903,864 in the 1996 and 1995 quarters, respectively. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

As of June 30, 1996, the Company had no material commitments for capital expenditures.

                   PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The 1996 annual meeting of the stockholders of the Company was held on April 23, 1996. The table below sets forth the results of the votes taken:

1.   ELECTION                           VOTES        VOTES
     OF DIRECTORS        VOTES FOR      AGAINST      WITHHELD
     ------------        ---------      -------      --------
     Lenore J. Gaynor    2,896,317        412         24,712
     Jerrold F. Goodman  2,896,317        412         24,712
     Sherman S. Winn     2,896,102        627         24,712

2. Proposal to Ratify adoption of the Jefferson Bancorp 1996 Restricted Stock Plan.

                                        VOTES
                         VOTES FOR      AGAINST        ABSTAIN
                         ---------      -------        -------
                         2,390,885      515,063         15,493

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JEFFERSON BANCORP, INC.

     AUGUST 14, 1996               /s/ BARTON S. GOLDBERG
                                   -------------------------------
                                   Barton S. Goldberg
                                   Secretary-Treasurer (Principal
                                   Financial Officer and Director)

     AUGUST 14, 1996               /s/ SYED F. ZAFAR
                                   -------------------------------
                                   Syed F. Zafar
                                   Senior Vice President & Comptroller
                                   (Principal Accounting Officer)