Form 10-Q/A
period 1996-03-31
JEFFERSON BANCORP INC
filed 1996-10-23
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
                                  AMENDMENT TO
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION
----------------------
JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31, 1996      DECEMBER 31, 1995
                                                                        (Unaudited)           (Audited)
                                                                      --------------      -----------------
ASSETS
------
 CASH AND DEMAND BALANCES DUE FROM BANKS                               $ 12,081,613         $ 17,545,682
                                                                       ------------         ------------
INVESTMENT SECURITIES
---------------------
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)              98,505              103,912
 OTHER SECURITIES                                                         1,014,643            1,139,348
                                                                       ------------         ------------
  TOTAL INVESTMENT SECURITIES (APPROXIMATE MARKET VALUE
     1996-$1,120,000; 1995-$1,254,000)                                    1,113,148            1,243,260
                                                                       ------------         ------------
SECURITIES AVAILABLE FOR SALE
-----------------------------
 U.S. TREASURY SECURITIES                                                 9,970,313           10,056,875
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                            94,412,155          101,900,477
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS (NON-TAXABLE)           4,562,180            4,610,180
 COLLATERALIZED MORTGAGE OBLIGATIONS                                        810,305            1,386,315
                                                                       ------------         ------------
  TOTAL SECURITIES AVAILABLE FOR SALE (Fair value 1996-$109,755,000);
      1995-$117,954,000)                                                109,754,953          117,953,847
                                                                       ------------         ------------
FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                         100,000            4,700,000
                                                                       ------------         ------------
LOANS                                                                   265,083,213          268,786,404
LESS: UNEARNED INCOME                                                     2,001,450            2,186,667
      ALLOWANCE FOR CREDIT LOSSES                                         2,458,923            2,434,357
                                                                       ------------         ------------
  TOTAL LOANS, NET                                                      260,622,840          264,165,380
                                                                       ------------         ------------
LOANS HELD FOR SALE                                                       1,625,071            1,716,917
                                                                       ------------         ------------
PREMISES AND EQUIPMENT, NET                                               4,888,000            6,186,810
                                                                       ------------         ------------
OTHER REAL ESTATE OWNED                                                     458,978              633,678
                                                                       ------------         ------------
OTHER ASSETS                                                             18,307,284           18,857,212
                                                                       ------------         ------------
  TOTAL ASSETS                                                         $408,951,887         $433,002,786
                                                                       ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                                  MARCH 31, 1996      DECEMBER 31, 1995
------------------------------------                                   (Unaudited)            (Audited)
DEPOSITS:                                                           ------------------    -----------------
---------
  DEMAND (NON-INTEREST-BEARING)                                        $  49,722,220        $  55,814,702
  SAVINGS                                                                 22,808,029           27,396,006
  INTEREST-PAYING CHECKING                                                61,896,947           67,489,951
  MONEY MARKET ACCOUNTS                                                   33,885,500           36,937,656
  CERTIFICATES AND PUBLIC FUNDS                                          177,176,686          183,648,700
                                                                        ------------         ------------
    TOTAL DEPOSITS                                                       345,489,382          371,287,015
    --------------
  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                        14,570,752           19,424,965
  FEDERAL RESERVE BANK BORROWINGS                                          6,000,000                -
  DEFERRED GAIN ON SALE OF BUILDINGS                                          30,448               31,812
  OTHER LIABILITIES                                                        5,423,970            4,635,204
                                                                        ------------         ------------
    TOTAL LIABILITIES                                                    371,514,552          395,378,996
                                                                        ------------         ------------
COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------
STOCKHOLDERS' EQUITY:
---------------------
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - MARCH 31, 1996 - 4,004,067 SHARES;
    DECEMBER 31, 1995 - 3,999,496 SHARES                                   4,004,067            3,999,496
  CAPITAL SURPLUS                                                         29,390,125           29,349,762
  RETAINED EARNINGS                                                        9,090,708            8,912,103
  TREASURY STOCK, AT COST-MARCH 31,1996-193,378 SHARES;
    DECEMBER 31, 1995-193,378 SHARES                                      (1,862,204)          (1,862,204)
  DEFERRED COMPENSATION                                                     (904,508)          (1,027,343)
  NET UNREALIZED GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE
            (NET OF APPLICABLE INCOME TAXES)                              (2,280,853)          (1,748,024)
                                                                        ------------         ------------
    TOTAL STOCKHOLDERS' EQUITY                                            37,437,335           37,623,790
    ---------------------------                                         ------------         ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $408,951,887         $433,002,786
    ------------------------------------------                          ============         ============
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
  GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                             $10.43               $10.34
                                                                        ============         ============
BOOK VALUE PER COMMON SHARE                                                    $9.83                $9.89
                                                                        ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                             FOR THE QUARTER ENDED
STATEMENTS OF CONSOLIDATED INCOME                                         MARCH 31,
                                                                    1996              1995
                                                                 ----------        ----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                     $6,503,017        $5,038,578
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                        122,938           122,845
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                  1,263,815         1,531,137
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                    53,675           101,828
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES           32,065            54,070
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS              20,323            50,248
                                                                 ----------        ----------
    TOTAL INTEREST INCOME                                         7,995,833         6,898,706
                                                                 ----------        ----------
INTEREST EXPENSE:
  SAVINGS                                                           154,824           209,035
  INTEREST-PAYING CHECKING                                          276,054           287,356
  MONEY MARKET ACCOUNTS                                             190,070           237,185
  CERTIFICATES AND PUBLIC FUNDS                                   2,717,538         1,584,642
  SHORT-TERM BORROWINGS                                             156,084           354,241
                                                                 ----------        ----------
    TOTAL INTEREST EXPENSE                                        3,494,570         2,672,459
                                                                 ----------        ----------
    NET INTEREST INCOME                                           4,501,263         4,226,247
  PROVISION FOR CREDIT LOSSES                                        75,000            75,000
                                                                 ----------        ----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                               4,426,263         4,151,247
                                                                 ----------        ----------
OTHER INCOME:
  TRUST INCOME                                                      307,459           314,078
  SERVICE CHARGES, COMMISSIONS AND FEES                             333,606           328,213
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                 59,736                 -
  OTHER OPERATING INCOME                                            248,560           213,402
  GAIN ON SALE OF SUBSIDIARY BANK                                   757,167                 -
                                                                 ----------        ----------
    TOTAL OTHER INCOME                                            1,706,528           855,693
                                                                 ----------        ----------
OPERATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                  2,795,833         2,290,754
  OCCUPANCY EXPENSE, NET                                            711,154           698,082
  OTHER OPERATING EXPENSES                                        1,678,962         1,559,780
                                                                 ----------        ----------
    TOTAL OPERATING EXPENSES                                      5,185,949         4,548,616
                                                                 ----------        ----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                        946,842           458,324
  PROVISION FOR INCOME TAXES                                       (291,900)         (138,900)
                                                                 ----------        ----------
    NET INCOME                                                   $  654,942        $  319,424
                                                                 ==========        ==========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                              3,919,787         3,795,875
                                                                 ==========        ==========
NET INCOME PER SHARE                                                  $0.17             $0.08
                                                                 ==========        ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                                                                                                    NET UNREALIZED
                                                                                                                    GAINS (LOSSES)
                                                                                                                    ON SECURITIES
                                           COMMON         CAPITAL         RETAINED       TREASURY      DEFERRED       AVAILABLE
                                           STOCK          SURPLUS         EARNINGS        STOCK      COMPENSATION      FOR SALE
                                       --------------  --------------  --------------  ------------  ------------  ---------------
BALANCE, JANUARY 1, 1996                 $3,999,496     $29,349,762      $8,912,103    ($1,862,204)  ($1,027,343)    ($1,748,024)

  NET INCOME (LOSS)                               -               -         654,942              -             -               -

  $.125 PER SHARE CASH DIVIDEND                   -               -        (476,337)             -             -               -

  EXERCISE OF STOCK OPTIONS
    (4,571 SHARES)                            4,571          40,363               -              -             -               -

  AMORTIZATION OF DEFERRED
    COMPENSATION                                  -               -               -              -       122,835               -

  CHANGE IN NET UNREALIZED
    GAINS/(LOSSES) ON SECURITIES
    AVAILABLE FOR SALE                                                                                                  (532,829)
                                         ----------     -----------      ----------    -----------   -----------     -----------
BALANCE, MARCH 31, 1996                  $4,004,067     $29,390,125      $9,090,708    ($1,862,204)    ($904,508)    ($2,280,853)
                                         ==========     ===========      ==========    ===========   ===========     ===========

                                        6
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31,

                                                                     1996                                  1995
                                                                 -------------                         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $654,942                              $319,424
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                       184,952                               199,787
  GAIN ON SALE OF BUILDINGS                                            (1,364)                               (1,363)
  LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED                       11,511                               (51,639)
  GAIN ON SALE OF SUBSIDIARY BANK                                    (757,167)                                  -
  PROVISION FOR CREDIT LOSSES                                          75,000                                75,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                     22,652                                92,432
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                   (59,736)                                  -
  AMORTIZATION OF DEFERRED COMPENSATION                               122,835                               101,745
  ORIGINATION OF LOANS HELD FOR SALE                               (6,424,857)                           (5,066,943)
  DISPOSITION OF LOANS HELD FOR SALE                                6,516,703                             5,362,887
  INCREASE IN OTHER ASSETS                                         (3,238,103)                           (7,092,989)
  INCREASE IN OTHER LIABILITIES                                       859,903                               268,657
                                                                   -----------                           -----------
 NET CASH USED BY OPERATING ACTIVITIES                             (2,032,729)                           (5,793,002)
                                                                   -----------                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                             (5,563,047)                           (8,861,407)
 SALE OF SECURITIES AVAILABLE FOR SALE                             17,306,116                                   -
 PROCEEDS FROM MATURITIES AND PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                              2,801,648                               886,944
 PURCHASE OF SECURITIES AVAILABLE FOR SALE                        (20,462,164)                           (3,952,500)
 PROCEEDS FROM  MATURITIES OF INVESTMENT SECURITIES                     6,112                                   -
 NET INCREASE IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS         1,100,000                            (2,350,000)
 SALE PROCEEDS FROM SALE OF SUBSIDIARY BANK                         3,000,000                                   -
 DISPOSITION OF OTHER REAL ESTATE OWNED                               163,189                                43,008
 PURCHASES OF PREMISES AND EQUIPMENT                                  (67,543)                              (90,117)
                                                                   -----------                           -----------
 NET CASH USED BY INVESTING ACTIVITIES                             (1,715,689)                          (14,324,072)
                                                                   -----------                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET (DECREASE) INCREASE IN DEPOSITS                               (4,025,867)                            8,250,473
 NET INCREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                    2,741,619                            11,647,870
 PAYMENT OF CASH DIVIDENDS                                           (476,337)                             (451,764)
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               44,934                                60,272
                                                                   -----------                           -----------
 NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES:                 (1,715,651)                           19,506,851
                                                                   -----------                           -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                   (5,464,069)                             (610,223)
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR      17,545,682                            14,542,225
                                                                   -----------                           -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT MARCH 31,             $12,081,613                           $13,932,002
                                                                  ===========                           ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                     $2,907,522                            $2,227,193
                                                                  ===========                           ===========
 INCOME TAX PAYMENTS                                                 $205,000                               $60,000
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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the quarter ended March 31, 1996 was $654,942 compared to net income of $319,424 for the comparable period in 1995. Per-share net income for the quarter ended March 31, 1996 was $.17 compared to per-share net income of $.08 for the comparable period in 1995. The increase in consolidated net income was primarily due to a gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. The other contributing factor for higher net income in the first quarter of 1996 was an increase of $275,016, or 7%, in net interest income after provision for credit losses. Net income was reduced by $219,346 due to the cancellation of incentive stock options upon payment to the option holders of $338,946, the difference between the fair market value of the shares subject to the options and the exercise price.

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

OPERATING EXPENSES

Total operating expenses for the first quarter of 1996 were $5,185,949 as compared to $4,548,616 for the first quarter of 1995. The percentage of total operating expenses to total income was 53% in the first quarter of 1996 as compared to 59% in the first quarter of 1995. Personnel expenses in the first quarter of 1996 were $2,795,833 as compared to $2,290,754 for the first quarter of 1995. This increase was primarily due to the $338,946 ($219,346 net of income taxes) paid to option holders upon cancellation of their incentive stock options. The occupancy expenses during the first quarter of 1996 were $711,154 as compared to $698,082 for the first quarter of 1995. Other operating expenses in the first quarter of 1996 were $1,678,962 as compared to $1,559,780 in the first quarter of 1995. The latter increase was primarily due to an increase in miscellaneous expense. In the first quarter of 1996 the miscellaneous expenses were $177,954 as compared to $45,000 for the comparable period of 1995.

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

The Company's interest-sensitivity position at March 31, 1996 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                     0-3        3-12       1-5        OVER
MARCH 31, 1996                      MONTHS     MONTHS     YEARS     5 YEARS     TOTAL
--------------                     --------   --------   -------   --------   --------
Investment securities and
  securities held for sale(1)      $ 22,678   $ 15,073   $36,755    $36,362   $110,868
Federal funds sold and other
  short-term investments                100         --        --         --        100
Loans and loans held for sale        86,367     45,560    83,726     49,054    264,707
                                   --------   --------   -------    -------   --------
Earning assets                      109,145     60,633   120,481     85,416    375,675
Deposits:
  Interest-paying checking(2)          --         --      61,897       --       61,897
  Money market                       33,886       --        --         --       33,886
  Savings(2)                           --         --      22,808       --       22,808
  Certificates of deposit
   and public funds                  11,121     71,888    52,824     41,344    177,177
Federal funds purchased
  and other short-term
  borrowings                         20,571       --        --         --       20,571
                                   --------   --------   -------    -------   --------
Interest-bearing liabilities         65,578     71,888   137,529     41,344    316,339
                                   --------   --------   -------    -------   --------

Interest-sensitivity gap           $ 43,567   $(11,255) $(17,048)   $44,072   $ 59,336
                                   ========   ========  ========    =======   ========

Cumulative gap                     $ 43,567   $ 32,312  $ 15,264    $59,336
                                   ========   ========  ========    =======

Cumulative gap to total
 earning assets (%)                   11.60       8.60      4.06      15.79
                                   ========   ========  ========    =======

Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities (%)           166.44     123.51    105.55     118.76
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

Stockholders' equity and book value per share as of March 31, 1996 were $37,437,335 and $9.83, compared to $31,993,010 and $8.85 for the same period in 1995. Stockholders'equity (not including unrealized losses on securities available for sale) as of March 31, 1996 increased to $39,718,188 from $37,560,079 as of March 31, 1995. Book value per share on the same basis was $10.43 as of March 31, 1996 as compared to $10.39 as of March 31, 1995. It is noteworthy that the number of outstanding shares increased to 3,810,689 at March 31, 1996 from 3,614,617 a year earlier. The foregoing figures are net of dividends in the amounts of $476,337 and $451,764 in the 1996 and 1995 quarters, respectively. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

As of March 31, 1996, the Company had no material commitments for capital expenditures.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  JEFFERSON BANCORP, INC.

   OCTOBER 23, 1996                         /s/ BARTON S. GOLDBERG
----------------------------                ------------------------------------
                                            Barton S. Goldberg
                                            Secretary-Treasurer
                                            (Principal Financial Officer
                                            and Director)


   OCTOBER 23, 1996                         /s/ SYED F. ZAFAR
----------------------------                ------------------------------------
                                            Syed F. Zafar
                                            Senior Vice President & Comptroller
                                            (Principal Accounting Officer)