Form 10-Q/A
period 1996-06-30
JEFFERSON BANCORP INC
filed 1996-10-23
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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
                                                                             ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30, 1996       DECEMBER 31, 1995
                                                                              (Unaudited)           (Unaudited)
                                                                             -------------       -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  DEMAND (NON-INTEREST-BEARING)                                               $47,435,844           $55,814,702
  SAVINGS                                                                      22,451,105            27,396,006
  INTEREST-PAYING CHECKING                                                     55,155,775            67,489,951
  MONEY MARKET ACCOUNTS                                                        32,430,041            36,937,656
  CERTIFICATES AND PUBLIC FUNDS                                               228,833,185           183,648,700
                                                                             ------------          ------------
    TOTAL DEPOSITS                                                            386,305,950           371,287,015

  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                             13,036,136            19,424,965
  DEFERRED GAIN ON SALE OF BUILDINGS                                               29,084                31,812
  OTHER LIABILITIES                                                             4,418,563             4,635,204
                                                                             ------------          ------------
    TOTAL LIABILITIES                                                         403,789,733           395,378,996
                                                                             ------------          ------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - JUNE 30, 1996- 4,005,354;
    DECEMBER 31, 1995-3,999,496 SHARES                                          4,005,354             3,999,496
  CAPITAL SURPLUS                                                              29,401,337            29,349,762
  RETAINED EARNINGS                                                             9,264,213             8,912,103
  TREASURY STOCK, AT COST-JUNE 30,1996-193,378 SHARES;
    DECEMBER 31, 1995- 193,378 SHARES                                          (1,862,204)           (1,862,204)
  DEFERRED COMPENSATION                                                          (781,673)           (1,027,343)
  NET UNREALIZED (LOSSES) GAINS ON SECURITIES AVAILABLE FOR SALE
           (NET OF APPLICABLE INCOME TAXES)                                    (3,573,549)           (1,748,024)
                                                                             ------------          ------------
    TOTAL STOCKHOLDERS' EQUITY                                                 36,453,478            37,623,790
                                                                             ------------          ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $440,243,211          $433,002,786
                                                                             ============          ============
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
   GAINS (LOSSES) ON SECURITIES AVAILABLE FOR SALE                                 $10.50                $10.34
                                                                             ============          ============
BOOK VALUE PER COMMON SHARE                                                         $9.57                 $9.89
                                                                             ============          ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                             FOR THE QUARTER ENDED       FOR THE SIX MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                                          JUNE 30,                      JUNE 30,
                                                                      1996          1995            1996           1995
                                                                   ----------    ----------     -----------    -----------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                       $6,672,035    $5,647,260     $13,175,052    $10,685,838
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                          114,093       122,280         237,031        245,125
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                    1,391,800     1,799,289       2,655,615      3,330,426
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                      58,478        80,393         112,153        182,221
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES              3,207        50,717          35,272        104,787
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS                40,659       136,290          60,982        186,538
                                                                   ----------    ----------     -----------    -----------
    TOTAL INTEREST INCOME                                           8,280,272     7,836,229      16,276,105     14,734,935
                                                                   ----------    ----------     -----------    -----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                                             137,751       204,675         292,575        413,710
  INTEREST-PAYING CHECKING                                            243,979       301,916         520,033        589,272
  MONEY MARKET ACCOUNTS                                               181,099       211,569         371,169        448,754
  CERTIFICATES AND PUBLIC FUNDS                                     3,113,719     2,426,275       5,831,257      4,010,917
 SHORT-TERM BORROWINGS                                                133,489       262,561         289,573        616,802
                                                                   ----------    ----------     -----------    -----------
    TOTAL INTEREST EXPENSE                                          3,810,037     3,406,996       7,304,607      6,079,455
                                                                   ----------    ----------     -----------    -----------
    NET INTEREST INCOME                                             4,470,235     4,429,233       8,971,498      8,655,480
 (RECOVERY) PROVISION FOR CREDIT LOSSES                               (55,000)       75,000          20,000        150,000
                                                                   ----------    ----------     -----------    -----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                                 4,525,235     4,354,233       8,951,498      8,505,480
                                                                   ----------    ----------     -----------    -----------
OTHER INCOME:
  TRUST INCOME                                                        237,534       367,420         544,993        681,498
  SERVICE CHARGES, COMMISSIONS AND FEES                               345,998       304,732         679,604        632,945
  (LOSS) GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET           (53,705)      323,985           6,031        323,985
  OTHER OPERATING INCOME                                              203,876       250,800         452,436        464,202
  GAIN ON SALE OF SUBSIDIARY BANK                                         -             -           757,167            -
                                                                   ----------    ----------     -----------    -----------
    TOTAL OTHER INCOME                                                733,703     1,246,937       2,440,231      2,102,630
                                                                   ----------    ----------     -----------    -----------
OPERATING EXPENSES:

  SALARIES AND EMPLOYEE BENEFITS                                    2,136,811     2,255,798       4,932,644      4,546,552
  OCCUPANCY EXPENSE, NET                                              696,791       831,162       1,407,945      1,529,244
  OTHER OPERATING EXPENSES                                          1,465,295     1,604,793       3,144,257      3,164,573
                                                                   ----------    ----------     -----------    -----------
    TOTAL OPERATING EXPENSES                                        4,298,897     4,691,753       9,484,846      9,240,369
                                                                   ----------    ----------     -----------    -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                          960,041       909,417       1,906,883      1,367,741
  PROVISION FOR INCOME TAXES                                          310,200       283,600         602,100        422,500
                                                                   ----------    ----------     -----------    -----------
    NET INCOME                                                       $649,841      $625,817      $1,304,783       $945,241
                                                                   ==========    ==========     ===========    ===========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                                3,893,704     3,779,617       3,906,120      3,785,703
                                                                   ==========    ==========     ===========    ===========
NET INCOME PER SHARE                                                    $0.17         $0.17           $0.34          $0.25
                                                                   ==========    ==========     ===========    ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)                             5

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1996                                                                                NET UNREALIZED
                                                                                                                      GAINS (LOSSES)
                                                                                                                       ON SECURITIES
                                              COMMON        CAPITAL       RETAINED       TREASURY        DEFERRED       AVAILABLE
                                               STOCK        SURPLUS       EARNINGS         STOCK       COMPENSATION      FOR SALE
                                            ----------    -----------    ----------    -----------     ------------   --------------
BALANCE, JANUARY 1, 1996                    $3,999,496    $29,349,762    $8,912,103    ($1,862,204)    ($1,027,343)    ($1,748,024)

 NET INCOME                                      -              -         1,304,783          -               -             -

 $.125 PER SHARE CASH DIVIDEND                   -              -          (476,336)         -               -             -

 $.125 PER SHARE CASH DIVIDEND                   -              -          (476,337)         -               -             -

 EXERCISE OF STOCK OPTIONS                       5,858         51,575         -              -               -             -

 AMORTIZATION OF DEFERRED COMPENSATION           -              -             -              -             245,670         -

 CHANGE IN NET UNREALIZED  GAINS/(LOSSES)
         ON SECURITIES AVAILABLE FOR SALE        -              -             -              -               -          (1,825,525)
                                            ----------    -----------    ----------    -----------     -----------     -----------
BALANCE, JUNE 30, 1996                      $4,005,354    $29,401,337    $9,264,213    ($1,862,204)      ($781,673)    ($3,573,549)
                                            ==========    ===========    ==========    ===========       =========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       1996                  1995
                                                                    (unaudited)           (unaudited)
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                          $1,304,783              $945,241
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                         366,792               403,015
  GAIN ON SALE OF BUILDINGS                                              (2,728)               (2,727)
  LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED                         12,029               (51,674)
  GAIN ON SALE OF SUBSIDIARY BANK                                      (757,167)                -
  PROVISION FOR CREDIT LOSSES                                            20,000               150,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                       74,320               116,222
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                      (6,031)             (323,985)
  AMORTIZATION OF DEFERRED COMPENSATION                                 245,670               203,490
  ORIGINATION OF LOANS HELD FOR SALE                                (11,905,036)           (9,765,701)
  DISPOSITION OF LOANS HELD FOR SALE                                 12,967,959             9,805,163
  INCREASE IN OTHER ASSETS                                           (9,746,995)           (6,986,937)
  (DECREASE) INCREASE IN OTHER LIABILITIES                             (145,504)            1,058,670
                                                                    -----------           -----------
 NET CASH USED BY OPERATING ACTIVITIES                               (7,571,908)           (4,449,223)
                                                                    -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                              (32,199,350)          (26,949,800)
  SALE OF SECURITIES AVAILABLE FOR SALE                              25,306,656            30,120,655
 PROCEEDS FROM MATURITIES AND PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                                3,056,294             3,501,324
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                         (31,131,964)          (48,388,584)
 PROCEEDS FROM MATURITIES OF INVESTMENT SECURITIES                      115,648                 -
 NET DECREASE (INCREASE) IN FEDERAL FUNDS SOLD AND
  INTEREST-EARNING DEPOSITS IN OTHER FINANCIAL INSTITUTIONS           1,000,000           (12,000,000)
SALE PROCEEDS FROM SALE OF SUBSIDIARY BANK                            3,000,000                 -
 DISPOSITION OF OTHER REAL ESTATE OWNED                                 162,231               913,568
 ACQUISITION OF OTHER REAL ESTATE OWNED                                 (18,000)             (364,863)
 PURCHASES OF PREMISES AND EQUIPMENT                                   (141,815)             (145,675)
                                                                    -----------           -----------
 NET CASH USED BY INVESTING ACTIVITIES                              (30,850,300)          (53,313,375)
                                                                    -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE IN DEPOSITS                                            36,686,701            62,061,168
 NET DECREASE IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                     (4,792,997)           (4,736,768)
 PAYMENT OF CASH DIVIDENDS                                              952,673              (903,864)
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                 57,433                80,697
                                                                    -----------           -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:                          32,903,810            56,501,233
                                                                    -----------           -----------
 NET INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                     (5,518,398)           (1,261,365)
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF YEAR        17,545,682            14,542,225
                                                                    -----------           -----------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT JUNE 30,                $12,027,284           $13,280,860
                                                                    ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                       $7,270,000            $4,994,000
                                                                    ===========           ===========
 INCOME TAX PAYMENTS                                                   $492,500              $295,000
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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the six months ended June 30, 1996 was $1,304,783 compared to $945,241 for the comparable period in 1995, an increase of $359,542, or 38%. Per-share net income for the six months ended June 30, 1996 was $.34 compared to $.25 for the comparable period in 1995. The increase in consolidated net income for the six months ended June 30, 1996 was primarily due to a gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. The other contributing factor for higher net income in the first six months of 1996 was an increase of $446,018, or 5%, in net interest income after provision for credit losses.

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

OPERATING EXPENSES

Total operating expenses for the first six months of 1996 were $9,484,846 as compared to $9,240,369 for the first six months of 1995, an increase of 3%. The operating expenses for the quarter ended June 30, 1996 were $4,298,897 as compared to $4,691,753 for the quarter ended June 30, 1996, a decrease of 8%. Personnel expenses increased for the six-month period ended June 30, 1996 primarily due to the payment of $338,946 to option holders upon the cancellation of their incentive stock options. Personnel expenses decreased for the quarter ended June 30, 1996 primarily due to operating savings achieved in the employees' health insurance area. The occupancy expenses decreased for the six-and three-month periods ended June 30, 1996 because of the divestiture of a subsidiary bank. Other operating expenses were $3,144,257 for the six-month period and $1,465,295 for the quarter ended June 30, 1996, a decrease of 1% and 9%, respectively, over the comparable periods in 1995. This decrease was due mainly to the divestiture of a subsidiary bank and tighter expense control.

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

The Company's interest-sensitivity position at June 30, 1996 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                     0-3       3-12       1-5        OVER
JUNE 30, 1996                      MONTHS     MONTHS     YEARS     5 YEARS     TOTAL
-------------                     --------   --------   --------   --------   --------
Investment securities and
  securities held for sale(1)     $ 22,186   $  7,003   $ 36,334   $ 49,884   $115,407
Federal funds sold and other
  short-term investments               100         --         --         --        100
Loans and loans held for sale       95,173     50,386     85,433     59,334    290,326
                                  --------   --------   --------   --------   --------
Earning assets                     117,459     57,389    121,767    109,218    405,833
Deposits:
  Interest-paying checking(2)           --         --     55,156         --     55,156
  Money market                      32,430         --         --         --     32,430
  Savings(2)                            --         --     22,451         --     22,451
  Certificates of deposit
   and public funds                 10,331    126,848     47,685     43,969    228,833
Federal funds purchased
  and other short-term
  borrowings                        13,036         --         --         --     13,036
                                  --------   --------   --------   --------   --------
Interest-bearing liabilities        55,797    126,848    125,292     43,969    351,906
                                  --------   --------   --------   --------   --------
Interest-sensitivity gap          $ 61,662   $(69,459)  $ (3,525)  $ 65,249   $ 53,927
                                  ========   ========   ========   ========   ========
Cumulative gap                    $ 61,662   $ (7,797)  $(11,322)  $ 53,927
                                  ========   ========   ========   ========
Cumulative gap to total
 earning assets (%)                  15.19      (1.92)     (2.79)     13.29
                                  ========   ========   ========   ========
Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities (%)          210.51      95.73      96.32     115.32
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

Stockholders' equity and book value per share as of June 30, 1996 were $36,453,478 and $9.57, compared to $34,288,792 and $9.48 for the same period in 1995. Stockholders' equity (not including unrealized losses on securities available for sale) as of June 30, 1996 increased to $40,027,027 from $37,855,966 as of June 30, 1995. Book value per share on the same basis was $10.50 as of June 30, 1996 compared to $10.47 as of June 30, 1995. It is noteworthy that the number of outstanding shares increased to 3,811,976 at June 30, 1996 from 3,616,792 a year earlier. The foregoing figures are net of dividends in the amounts of $952,673 and $903,864 in the 1996 and 1995 quarters, respectively. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

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