Form 10-Q
period 1996-09-30
JEFFERSON BANCORP INC
filed 1996-11-14
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             [X] SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS.           YES [X]   NO[ ]

      INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                CLASS                          OUTSTANDING AT OCTOBER 31, 1996
                -----                          -------------------------------

COMMON STOCK, $1.00 PAR VALUE, OF A SINGLE CLASS        3,791,040

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE FOLLOWING FINANCIAL STATE-
MENTS ARE FILED AS PART OF THIS
REPORT:
                                                  PAGES IN QUARTERLY REPORT
                                                  AS OF SEPTEMBER 30, 1996 TO
                                                  SECURITIES AND EXCHANGE
                                                  COMMISSION

CONSOLIDATED BALANCE SHEETS                                 3-4
STATEMENTS OF CONSOLIDATED INCOME                            5
STATEMENT OF CONSOLIDATED STOCK-
  HOLDERS' EQUITY                                            6
STATEMENTS OF CONSOLIDATED
  CASH FLOWS                                                 7
NOTES TO CONSOLIDATED FINANCIAL
  STATEMENTS                                                8-13



ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                       14-24

                           PART II. OTHER INFORMATION

ITEM 6(a)  EXHIBITS FILED
                NONE

      (b)  REPORTS ON FORM 8-K
           NO REPORTS ON FORM 8-K HAVE BEEN
           FILED DURING THE QUARTER FOR
           WHICH THIS REPORT IS FILED


SIGNATURES                                                  25

PART I. FINANCIAL INFORMATION

JEFFERSON BANCORP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30, 1996  DECEMBER 31, 1995
                                                             (Unaudited)
                                                          ------------------  -----------------
ASSETS

 CASH AND DEMAND BALANCES DUE FROM BANKS                    $  8,624,168         $ 17,545,682
                                                            ------------         ------------
INVESTMENT SECURITIES

 OBLIGATIONS OF STATES AND POLITICAL
   SUBDIVISIONS (NON-TAXABLE)                                     87,301              103,912
 OTHER SECURITIES                                              1,014,642            1,139,348
                                                            ------------         ------------
  TOTAL INVESTMENT SECURITIES
    (APPROXIMATE MARKET
    VALUE 1996-$1,043,000; 1995-$1,254,000)                    1,101,943            1,243,260
                                                            ------------         ------------

SECURITIES AVAILABLE FOR SALE

 U.S. TREASURY SECURITIES                                      7,937,188           10,056,875
 SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                104,166,054          101,900,477
 OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS
  (NON-TAXABLE)                                                5,104,543            4,610,180
 COLLATERALIZED MORTGAGE OBLIGATIONS                             304,272            1,586,315
                                                            ------------         ------------
  TOTAL SECURITIES AVAILABLE FOR SALE
    (AT MARKET VALUE)                                        117,512,057          118,153,847
                                                            ------------         ------------

FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS            1,600,000            4,500,000
                                                            ------------         ------------
LOANS                                                        308,807,719          268,786,404
LESS: UNEARNED INCOME                                          2,114,844            2,186,667
      ALLOWANCE FOR CREDIT LOSSES                              2,424,472            2,434,357
                                                            ------------         ------------
  TOTAL LOANS, NET                                           304,268,403          264,165,380
                                                            ------------         ------------
LOANS HELD FOR SALE                                              956,683            1,716,917
                                                            ------------         ------------
PREMISES AND EQUIPMENT, NET                                    4,818,494            6,186,810
                                                            ------------         ------------
OTHER REAL ESTATE OWNED                                          543,076              633,678
                                                            ------------         ------------
OTHER ASSETS                                                  19,049,753           18,857,212
                                                            ------------         ------------
  TOTAL ASSETS                                              $458,474,577         $433,002,786
                                                            ============         ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
                                       3


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY                            SEPTEMBER 30, 1996    DECEMBER 31, 1995
                                                                   (Unaudited)
                                                                -----------------     ----------------
DEPOSITS:
  DEMAND (NON-INTEREST-BEARING)                                   $  46,356,874         $  55,814,702
  SAVINGS                                                            21,924,785            27,396,006
  INTEREST-PAYING CHECKING                                           54,866,647            67,489,951
  MONEY MARKET ACCOUNTS                                              36,338,236            36,937,656
  CERTIFICATES AND PUBLIC FUNDS                                     226,368,183           183,648,700
                                                                  -------------         -------------
    TOTAL DEPOSITS                                                  385,854,725           371,287,015

  FEDERAL FUNDS PURCHASED AND SECURITIES SOLD
    UNDER AGREEMENTS TO REPURCHASE                                   29,069,426            19,424,965
  DEFERRED GAIN ON SALE OF BUILDINGS                                     27,721                31,812
  OTHER LIABILITIES                                                   6,072,171             4,635,204
                                                                  -------------         -------------
    TOTAL LIABILITIES                                               421,024,043           395,378,996
                                                                  -------------         -------------
COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

  COMMON STOCK, $1.00 PAR VALUE, 10,000,000 SHARES
  AUTHORIZED; ISSUED - SEPTEMBER 30, 1996-4,018,418;
    DECEMBER 31, 1995-3,999,496 SHARES                                4,018,418             3,999,496
  CAPITAL SURPLUS                                                    29,510,842            29,349,762
  RETAINED EARNINGS                                                   9,530,509             8,912,103
  TREASURY STOCK, AT COST-SEPTEMBER 30,1996-227,378 SHARES;
    DECEMBER 31, 1995-193,378 SHARES                                 (2,299,454)           (1,862,204)
  DEFERRED COMPENSATION                                                (658,838)           (1,027,343)
  NET UNREALIZED (LOSSES) GAINS ON SECURITIES
    AVAILABLE-FOR-SALE
           (NET OF APPLICABLE INCOME TAXES)                          (2,650,943)           (1,748,024)
                                                                  -------------         -------------
    TOTAL STOCKHOLDERS' EQUITY                                       37,450,534            37,623,790
                                                                  -------------         -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 458,474,577         $ 433,002,786
                                                                  =============         =============
BOOK VALUE PER COMMON SHARE EXCLUDING UNREALIZED
    GAINS (LOSS) ON SECURITIES AVAILABLE FOR SALE                 $       10.58         $       10.34
                                                                  =============         =============
BOOK VALUE PER COMMON SHARE                                       $        9.88         $        9.89
                                                                  =============         =============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                          FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  1996            1995            1996             1995
                                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED
                                                               ---------------------------     ---------------------------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                   $ 7,172,696      $5,658,054     $20,347,748     $16,343,892
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                       102,217         124,347         339,248         369,472
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                 1,513,647       1,870,984       4,169,262       5,201,410
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                   59,544          64,685         171,697         246,906
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES          (7,567)         49,081          27,705         153,888
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS             10,565         165,206          71,547         351,744
                                                               -----------      ----------     -----------     -----------
    TOTAL INTEREST INCOME                                        8,851,102       7,932,357      25,127,207      22,667,292
                                                               -----------      ----------     -----------     -----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                                          136,541         194,260         429,116         607,970
  INTEREST-PAYING CHECKING                                         238,357         298,794         758,390         888,065
  MONEY MARKET ACCOUNTS                                            180,733         235,702         551,902         684,456
  CERTIFICATES AND PUBLIC FUNDS                                  3,250,800       2,860,294       9,082,057       6,871,211
 SHORT-TERM BORROWINGS                                             349,895         158,315         639,468         775,117
                                                               -----------      ----------     -----------     -----------
    TOTAL INTEREST EXPENSE                                       4,156,326       3,747,365      11,460,933       9,826,820
                                                               -----------      ----------     -----------     -----------
    NET INTEREST INCOME                                          4,694,776       4,184,992      13,666,274      12,840,472
  PROVISION FOR CREDIT LOSSES                                       75,000               0          95,000         150,000
                                                               -----------      ----------     -----------     -----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                              4,619,776       4,184,992      13,571,274      12,690,472
                                                               -----------      ----------     -----------     -----------
OTHER INCOME :
  TRUST INCOME                                                     300,315         335,896         845,308       1,017,394
  SERVICE CHARGES, COMMISSIONS AND FEES                            334,614         303,219       1,014,218         936,164
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                  --              --             6,031         323,985
  OTHER OPERATING INCOME                                           232,787         162,093         685,223         562,977
  GAIN ON SALE OF SUBSIDIARY BANK                                     --              --           757,167            --
                                                               -----------      ----------     -----------     -----------
    TOTAL OTHER INCOME                                             867,716         801,208       3,307,947       2,840,520
                                                               -----------      ----------     -----------     -----------
OPEATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                 2,254,428       2,175,381       7,187,072       6,721,933
  OCCUPANCY EXPENSE, NET                                           707,690         726,987       2,115,635       2,133,125
  OTHER OPERATING EXPENSES                                       1,467,195       1,454,563       4,611,452       4,678,924
                                                               -----------      ----------     -----------     -----------
    TOTAL OPERATING EXPENSES                                     4,429,313       4,356,931      13,914,159      13,533,982
                                                               -----------      ----------     -----------     -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                     1,058,179         629,269       2,965,062       1,997,010
  PROVISION FOR INCOME TAXES                                       314,000         186,200         916,100         608,700
                                                               -----------      ----------     -----------     -----------
    NET INCOME                                                 $   744,179      $  443,069     $ 2,048,962     $ 1,388,310
                                                               ===========      ==========     ===========     ===========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                             3,893,020       3,831,395       3,901,771       3,800,941
                                                               ===========      ==========     ===========     ===========
NET INCOME PER SHARE                                           $      0.19      $     0.12     $      0.53     $      0.37
                                                               ===========      ==========     ===========     ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996                                                                          NET UNREALIZED
                                                                                                                      ON SECURITIES
                                                     COMMON       CAPITAL        RETAINED    TREASURY    DEFERRED        AVAILABLE
                                                     STOCK        SURPLUS        EARNINGS      STOCK    COMPENSATION     FOR SALE
                                                   ----------   -----------    ----------- -----------  ------------  --------------
BALANCE, JANUARY 1, 1996                           $3,999,496   $29,349,762    $8,912,103  ($1,862,204) ($1,027,343)   ($1,748,024)

    NET INCOME                                         -             -          2,048,962       -            -              -

    $.125 PER SHARE CASH DIVIDEND                      -             -           (476,336)      -            -              -

    $.125 PER SHARE CASH DIVIDEND                      -             -           (476,337)      -            -              -

    $.125 PER SHARE CASH DIVIDEND                      -             -           (477,883)      -            -              -

    EXERCISE OF STOCK OPTIONS (18,922 SHARES)          18,922       161,080        -            -            -              -

    PURCHASE OF TREASURY SHARES (34,000 SHARES)        -             -             -          (437,250)      -              -

    AMORTIZATION OF DEFERRED COMPENSATION              -             -             -            -           368,505         -

    CHANGE IN NET UNREALIZED GAINS/(LOSSES)
            ON AVAILABLE-FOR-SALE SECURITIES           -             -             -            -            -            (902,919)
                                                   ----------   -----------    ----------  ------------  -----------   ------------

BALANCE, SEPTEMBER 30,1996                         $4,018,418   $29,510,842    $9,530,509  ($2,299,454)   ($658,838)   ($2,650,943)
                                                   ==========   ===========    ==========  ===========  ===========   ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                   1996              1995
                                                               (UNAUDITED)        (UNAUDITED)
                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                    $  2,048,962      $  1,388,310
 ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY OPERATING ACTIVITIES:
  DEPRECIATION AND AMORTIZATION                                     573,561           615,123
  GAIN ON SALE OF BUILDINGS                                          (4,091)           (4,090)
  LOSS (GAIN) ON SALE OF OTHER REAL ESTATE OWNED                     12,029            86,888
  GAIN ON SALE SUBSIDIARY BANK                                     (757,167)             --
  PROVISION FOR CREDIT LOSSES                                        95,000           150,000
  PREMIUM AMORTIZATION AND DISCOUNT ACCRETION, NET                  124,821           113,819
  NET GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                  (6,031)         (323,985)
  AMORTIZATION OF DEFERRED COMPENSATION                             368,505           305,235
  ORIGINATION OF LOANS HELD FOR SALE                            (20,851,789)      (18,845,676)
  DISPOSITION OF LOANS HELD FOR SALE                             21,612,023        18,677,206
  INCREASE IN OTHER ASSETS                                       (7,882,091)       (9,268,201)
  INCREASE IN OTHER LIABILITIES                                   1,508,104         2,282,735
                                                               ------------      ------------
 NET CASH USED BY OPERATING ACTIVITIES                           (3,158,164)       (4,822,636)
                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 NET INCREASE IN LOANS                                          (49,228,610)      (30,445,790)
  SALE OF SECURITIES AVAILABLE FOR SALE                          25,306,696        30,120,655
  PROCEEDS FROM MATURITIES AND PAYDOWNS OF
         SECURITIES AVAILABLE FOR SALE                            4,233,924        20,664,272
  PURCHASE OF SECURITIES AVAILABLE FOR SALE                     (34,093,401)      (66,375,465)
 PROCEEDS FROM MATURITIES OF INVESTMENT SECURITIES                  121,317         1,506,245
 NET INCREASE IN FEDERAL FUNDS SOLD AND INTEREST-EARNING
  DEPOSITS IN OTHER FINANCIAL INSTITUTIONS                         (600,000)       (2,000,000)
 SALE PROCEEDS FROM SALE OF SUBSIDIARY BANK                       3,000,000              --
 DISPOSITION OF OTHER REAL ESTATE OWNED                             204,573           836,842
 ACQUISITION OF OTHER REAL ESTATE OWNED                            (126,000)         (412,695)
 PURCHASES OF PREMISES AND EQUIPMENT                               (369,814)         (793,754)
                                                               ------------      ------------
 NET CASH USED BY INVESTING ACTIVITIES                          (51,551,315)      (46,899,690)
                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 NET INCREASE IN DEPOSITS                                        36,235,476        58,999,295
 NET INCREASE (DECREASE) IN FEDERAL FUNDS PURCHASED AND
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                 11,240,293        (8,598,735)
 PAYMENT OF CASH DIVIDENDS                                       (1,430,556)       (1,355,964)
 PURCHASE OF TREASURY STOCK                                        (437,250)             --
 PROCEEDS FROM EXERCISE OF STOCK OPTIONS                            180,002           101,625
                                                               ------------      ------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES:                      45,787,965        49,146,221
                                                               ------------      ------------
 NET (DECREASE) INCREASE IN CASH AND DEMAND BALANCES
  DUE FROM BANKS                                                 (8,921,514)       (2,576,105)
 CASH AND DEMAND BALANCES DUE FROM BANKS AT BEGINNING OF Y       17,545,682        14,542,225
                                                               ------------      ------------
 CASH AND DEMAND BALANCES DUE FROM BANKS AT SEPTEMBER 30,      $  8,624,168      $ 11,966,120
                                                               ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 INTEREST PAID                                                 $ 10,669,883      $  8,033,068
                                                               ============      ============
 INCOME TAX PAYMENTS                                           $    909,500      $    405,000
                                                               ============      ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

ITEM 1.    JEFFERSON BANCORP. INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(A) SIGNIFICANT ACCOUNTING POLICIES - The accounting policies followed for quarterly reporting purposes are the same as those disclosed in the 1995 Annual Report to Stockholders of Jefferson Bancorp, Inc.(the "Company"). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information provided. These statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote statements have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the Company's audited 1995 consolidated financial statements and the notes thereto.

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

Effective May 1, 1996, the Company adopted a second restricted stock plan (the "1996 Plan") which is substantially identical to the 1989 Plan, except that no participant may be awarded more than 20,000 shares under the 1996 Plan in any calendar year. At September 30, 1996, 300,000 shares were available for awards under the 1996 Plan.

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

The following table presents additional information concerning the activity in these stock option plans:

                                              OPTION PRICE
                                       -------------------------
                         NUMBER OF      AVERAGE
                         SHARES         PER SHARE     AGGREGATE
                         ---------      ---------     ---------

January 1, 1993           328,576         $8.37      $2,748,205
Grants                     25,000          9.90         247,500
3% stock dividend             750           -              -
Exercised                 (28,623)         8.37        (239,548)
Rescissions               (30,044)         8.25        (247,800)
                         --------                     ---------
Options outstanding:
December 31, 1993         295,659          8.49       2,508,357
Grants                     88,000         10.12         890,375
3% stock dividend           2,640           -              -
Exercised                 (28,224)         7.64        (215,546)
Rescissions               (29,802)         7.83        (233,330)
                         --------                     ---------
Options outstanding:
December 31, 1994         328,273          8.99       2,949,856
Grants                     1,,000         13.25          13,250
Exercised                 (79,012)         8.74        (690,487)
                         --------                     ---------
Options outstanding:
December 31, 1995         250,261          9.08       2,272,619
Exercised                 (16,345)         9.47        (154,846)
Canceled                  (63,792)         9.13        (582,111)
                         --------                     ---------
Options outstanding:
September 30, 1996        170,124          9.03       1,535.662
                         --------                     ---------

Options exercisable at
December 31, 1995         249,011
                          -------

September 30, 1996        170,124
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

                                               OPTION PRICE
                                         -----------------------
                            NUMBER OF    AVERAGE
                            SHARES       PER SHARE   AGGREGATE
                            ---------    ---------   ---------

January 1, 1993               113,300     $  7.53   $  852,500
Grants                         27,500       10.00      275,000
3% stock dividend                 825          -             -
                              -------                ---------
Options outstanding:
December 31, 1993             141,625        7.97    1,127,500
Grants                         27,500       10.13      278,438
3% stock dividend                 825          -             -
Exercised                     (29,200)       7.53     (219,713)
                              -------               ----------
Options outstanding:
December 31, 1994             140,750        8.43    1,186,225
Exercised                     (76,374)       8.55     (652,945)
                              -------               ----------
Options outstanding:
December 31, 1995              64,376        8.28      533,280
Exercised                      (2,576)       9.77      (25,156)
                              -------               ----------
Options Outstanding:
September 30, 1996             61,800        8.22      508,124
                              -------               ----------

Options exercisable at:
December 31, 1995              64,376
                              -------

September 30, 1996             61,800
                              -------

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

Effective January 1, 1994, the Company amended the severance plan to provide for cash payments to directors and senior officers upon a change in control, whether or not their employment is terminated as a result thereof, or upon their retirement. During the nine months ended September 30, 1996, the Company accrued approximately $393,855 of benefits. It is the Company's intent that benefits under the amended severance plan and benefits under the death and disability plan be mutually exclusive and not duplicative.

(D) IMPACT OF NEW ACCOUNTING ISSUES: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This Statement requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, defines a fair value method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25,"Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 must make proforma disclosures of net income and, if presented, earnings per share, as if the fair value method of accounting defined in this Statement had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of this Statement are effective for financial statements for fiscal years beginning after December 15, 1995. Proforma disclosures required for entities that elect to continue to measure compensation cost using APB Opinion No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management adopted SFAS No. 123 effective January 1, 1996, and has elected to continue to measure compensation using APB No. 25.

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

(G) OTHER REAL ESTATE OWNED: Property acquired by foreclosure or deed in lieu of foreclosure is recorded at the lower of cost or estimated fair value at the time he loan is foreclosed. Upon classification as other real estate owned, the excess of the recorded investment over the fair value of the collateral, if any, is charged to the allowance for credit losses.

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

(H) GOODWILL: In 1987, the Company acquired Broward Bancorp, a Florida bank holding company. Broward Bancorp's sole banking subsidiary, which was known as Broward Bank, became a subsidiary of the Company and was renamed Jefferson Bank. The purchase price and costs of this acquisition exceeded the fair market value of the net assets by approximately $1,134,000. This excess is being amortized over a period of 20 years using the straight line method and is included in "other assets" in the Company's consolidated balance sheets. The accumulated amortization through September 30, 1996, after giving effect to a write-off of $242,833 occasioned by the sale of Jefferson Bank on February 14, 1996, totaled $809,149.

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

(K) MERGER: On October 25, 1996, the Company announced that it has signed a definitive merger agreement with Colonial BancGroup. The proposed transaction remains subject to approval by Jefferson's stockholders and regulatory approval. The closing of the merger is expected to take place in the first quarter of 1997.
                                       13

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

The consolidated earnings of Jefferson Bancorp, Inc. and subsidiaries (collectively, the "Company") reflect principally the operations of the banking subsidiaries, Jefferson Bank of Florida ("Jefferson Florida"), and Jefferson Bank ("Jefferson Broward"). The smaller of the two, Jefferson Broward was sold on February 14, 1996 to Peoples National Bank of Commerce, Miami, Florida.

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


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME, AVERAGE BALANCES        QUARTER ENDED SEPT. 30,1996    QUARTER ENDED SEPT. 30,1995
AND AVERAGE RATES
(IN THOUSANDS)                                  AVERAGE                     AVERAGE   AVERAGE                     AVERAGE
                                                BALANCE      INTEREST         RATE    BALANCE      INTEREST         RATE
                                                -------      --------         ----    -------      --------         ----
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)             $288,289      $ 7,178         9.88%    $219,310      $5,228         9.46%
  Installment loans, net of unearned income       12,168          286         9.40%      12,184         302         9.91%
Investment securities and securities
  available for sale:
  U.S. Treasury securities                         8,152          102         4.96%      10,201         125         4.86%
  Securities of other U.S. Government
    agencies                                     107,000        1,513         5.66%     132,840       1,870         5.63%
  Obligations of states and political
    subdivisions
     (non-taxable) (2)                             5,262           92         6.96%       5,336          99         7.44%
  Collateralized mortgage obligations and
    other securities                               1,466           (7)       -1.91%       3,161          49         6.20%
  Federal funds sold and other short-term
    investments                                      807           10         4.92%      11,123         165         5.89%
                                                --------      -------         -----    --------      ------         -----
      Total interest-earning assets (2)         $423,142        9,174         8.62%    $394,154       7,838         7.89%
                                                ========      =======         =====    ========      ======         =====

KEY LIABILITIES:
  Deposits:
    Savings                                       22,459          136         2.41%      30,106         194         2.56%
    Interest-paying checking                      55,517          238         1.71%      70,205         299         1.69%
    Money market                                  33,850          181         2.13%      43,327         236         2.16%
    Certificates                                 188,372        2,674         5.65%     142,313       2,214         6.17%
    Public funds                                  37,298          578         6.17%      40,704         646         6.30%
                                                --------      -------       -------     -------      ------         -----
     Total deposits                                    0            0                                     0
  Borrowings                                      27,810          349         4.99%      18,370         158         3.41%
                                                --------      -------                   -------      ------         -----
    Total interest-bearing liabilities            27,810          349         4.99%      18,370         158         3.41%
                                                --------      -------       -------     -------      ------         -----
    Total noninterest-bearing liabilities         46,988                                 48,693
                                                --------                                -------
    Total key liabilities                       $ 74,798                               $ 67,062
                                                ========                               ========
  Net interest income/spread (2)                              $ 8,825         3.62%                  $7,680         4.48%
                                                              =======        ======                  ======         =====
  Net interest income as a percent of total
      average interest-earning assets (2)                                     8.30%                                 3.58%

      (1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $157,000 and $66,000 for quarters ended September 30, 1996 and 1995, $584,000 and $507,000 for the
          nine months ended September 30, 1996 and 1995, and $676,000 for the year ended December 31, 1995, respectively.
      (2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

                                       15

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME, AVERAGE BALANCES          NINE MONTHS ENDED             NINE MONTHS ENDED                YEAR ENDED
AND AVERAGE RATES                                SEPT. 30, 1995                SEPT. 30, 1995             DECEMBER 31, 1995
-----------------                            ------------------------    -------------------------    -------------------------
(IN THOUSANDS)                               AVERAGE          AVERAGE    AVERAGE            AVERAGE   AVERAGE           AVERAGE
                                             BALANCE INTEREST  RATE      BALANCE   INTEREST   RATE    BALANCE  INTEREST   RATE
                                             ------------------------    -------------------------    ------------------------
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial
    and government guaranteed loans (1)     $268,945  19,127   9.50%    $208,184    14,752    9.47%   $213,097  20,882   9.80%
  Installment loans, net of unearned income   11,865     847   9.52%      10,711       781    9.72%     11,210   1,094   9.76%
Investment securities and securities
  available for sale:
  U.S. Treasury securities                     9,259     339   4.89%      10,213       370    4.84%     10,207     493   4.83%
  Securities of other U.S. Government
    agencies                                 102,956   4,169   5.40%     124,983     5,201    5.55%    125,996   6,975   5.54%
  Obligations of states and political
    subdivisions (non-taxable) (2)             5,031     261   6.91%       6,575       374    7.59%      6,273     471   7.51%
  Collateralized mortgage obligations and
    other securities                           1,791      28   2.08%       3,349       155    6.17%      3,223     164   5.09%
  Federal funds sold and other short-term
    investments                                1,788      71   5.30%       8,365       352    5.63%      7,376     410   5.56%
                                            --------  -------           --------   -------             -------  ------
      Total interest-earning assets (2)     $401,635  24,842   8.26%    $372,380    21,985    7.89%   $377,382  30,489   8.08%
                                            ========  -------           ========   -------             =======  ------

KEY LIABILITIES:
  Deposits:
    Savings                                   23,471     429   2.44%      30,809       608    2.64%     29,958     784   2.62%
    Interest-paying checking                  59,734     758   1.70%      70,613       888    1.68%     70,399   1,184   1.68%
    Money market                              34,437     552   2.14%      41,391       685    2.21%     40,913     897   2.19%
    Certificates                             165,499   7,211   5.83%     119,463     5,319    5.95%    125,307   7,479   5.97%
    Public funds                              40,525   1,872   6.18%      34,515     1,552    6.01%     36,105   2,198   6.09%
                                            --------  ------            --------   -------             -------  ------
     Total deposits                                0       0                   0         0                   0       0   4.14%
  Borrowings                                  19,198     639   4.45%      26,635       775    3.89%     24,982     921   3.69%
                                            --------  ------            --------   -------             -------  ------
    Total interest-bearing liabilities        19,198     639   4.45%      26,635       775    3.89%     24,982     921   4.11%
                                            --------  ------            --------   -------             -------  ------
    Total noninterest-bearing liabilities     50,197                      49,079                        49,520
                                            --------                    --------                       -------
    Total key liabilities                    $69,395                     $75,714                       $74,502
                                            ========                    ========                       =======
  Net interest income/spread (2)                     $24,203  3.81%                $21,210   4.00%             $17,026   3.97%
                                                     =======                       =======                      ======
  Net interest income as a percent of total
      average interest-earning assets (2)                     8.05%                          4.37%                       4.51%

      (1) Average balances include nonaccrual loans. Interest income includes fees on loans of approximately $157,000 and $66,000 for quarters ended September 30, 1996 and 1995, $584,000 and $507,000 for the
          nine months ended September 30, 1996 and 1995, and $676,000 for the year ended December 31, 1995, respectively.
      (2) Interest income includes the effects of taxable-equivalent adjustment, using a 34% tax rate to adjust interest on tax-exempt securities to taxable-equivalent basis.

                                       16

MATERIAL CHANGES IN FINANCIAL CONDITION

As shown in the Net Interest Income analysis on pages 15 and 16, the total average daily balance of the Company's consolidated interest-earning assets for the nine months ended September 30, 1996 increased by $24,253,000, or 6%, from the total average daily balance for the year ended December 31, 1995. The primary cause of the growth in average interest-earning assets in the first nine months of 1996 was the increase in the Company's loans. The average balance of such loans increased by $56,503,000, or 25%. At the same time, the average daily balance of the Company's portfolio of investment securities and securities available for sale decreased by $32,250,000, or 21%. The increase in the Company's portfolio of loans in the first nine months of 1996 was accomplished by the use of proceeds of the sale of securities held for sale, and by the growth in the average balance of certificates of deposits, public funds, and demand deposits. The total average daily balance of the Company's key liabilities for the nine months ended September 30, 1996, was $393,061,000 as compared to $377,184,000 for the year ended December 31, 1995, an increase of $15,877,000, or 4%. The primary cause of the growth in the average balance of key liabilities was the increase in the average daily balance of certificates of deposit, which increased by $40,192,000, or 32%, public funds deposits, which increased by $4,420,000, or 12%, and demand deposits, which increased by $677,000, or 1%. At the same time, the average daily balance of savings deposits decreased by $6,487,000, or 22%, interest-paying checking deposits decreased by $10,665,000, or 15%, money market deposits decreased by $6,476,000, or 16%, and borrowings (federal funds purchased, securities sold under agreement to repurchase, and federal reserve bank borrowings) decreased by $5,784,000, or 23%.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

Consolidated net income for the nine months ended September 30, 1996 was $2,048,962 compared to $1,388,310 for the comparable period in 1995, an increase of 48%. Per-share net income for the nine months ended September 30, 1996 was $.53 compared to $.37 for the comparable period in 1995. The increase in consolidated net income for the nine months ended September 30, 1996 was primarily due to a gain of $757,167 from the sale of a subsidiary bank in the first quarter of 1996. The other contributing factor for higher net income in the first nine months of 1996 was an increase of $880,802, or 7%, in net interest income after provision for credit losses.

Consolidated net income for the quarter ended September 30, 1996 was $744,179 compared to $443,069 for the comparable period in 1995, an increase of 68%. Per-share net income for the quarter ended September 30, 1996 was $.19, compared to $.12 for the comparable period in 1995. The increase in consolidated net income was primarily due to an increase of $434,784 in net interest income after provision for credit losses.

NET INTEREST INCOME

The Company's net interest income (on a fully taxable equivalent basis inclusive of loan service charge income) for the first nine months of 1996 was $1,223,000 higher than the comparable period in 1995, an increase of 10%. A primary reason for this increase was a growth in the interest-earning assets of the Company. The Company total interest-earning assets in the first nine months of 1996 were $401,635,000, compared with $372,380,000 in the comparable period in 1995, or an increase of 8%. The Company's net interest income on the same basis for the quarter ended September 30, 1996 was $927,000 higher than the comparable period in 1995, an increase of 23%. A primary reason for this increase was a growth in the net interest spread during the quarter ended September 30, 1996.

In the first nine months of 1996, the net interest spread decreased by 4 basis points from the comparable period in 1995, or 1%. This decrease was caused by a change in the average cost of funds on total interest-bearing liabilities, which increased to 4.47% for the nine months ended September 30, 1996 from 4.06% for the comparable period in 1995. The higher average rate earned on average total interest-earning assets in combination with higher balances of total interest-earnings assets offset the increase in the average cost of funds and resulted in higher net interest income. The average rate earned on interest-earning assets and average balances of interest-earning assets increased from 7.89% and $372,380,000for the nine months ended September 30, 1995 to 8.26% and $401,635,000 for the comparable period in 1996. The spread for the quarter ended September 30, 1996 increased by 51 basis points from the comparable period in 1995, or 14%. This increase was caused by the higher average rate earned on average total interest-earnings assets. The average rate earned on interest-earning assets increased to 8.62% for the quarter ended September 30, 1996 from 7.89% for the comparable period in 1995.

PROVISION FOR CREDIT LOSSES

The provision for credit losses represents the expense which, based on management's review and evaluation of the Company's consolidated portfolio, is required to maintain the reserve for credit losses at an appropriate level. Although it is impossible to predict future credit losses accurately, the adequacy of the reserve for credit losses is determined by management through the ongoing evaluation of various factors influencing potential loss exposure. These factors include the collectibility of individual credits, credit loss trends, and concentrations within the loan portfolio in light of the present economic and regulatory environment. Changes in economic factors which influence potential loss exposure are also considered in management's evaluation when the likelihood of such changes can be reasonably determined. In the first nine months of 1996, the provision for credit losses amounted to $95,000 versus $150,000 in the comparable period of 1995. In the quarter ended September 30, 1996, this expense amounted to $75,000 versus none in the comparable period of 1995.

It is management's policy to charge off loans when there appears to be little likelihood of recovery. Management considers the allowance for credit losses to be adequate to cover estimated losses inherent in the Company's consolidated loan portfolio.

OTHER OPERATING INCOME

Other income for the first nine months of 1996 totaled $3,307,947 as compared to $2,840,520 for the first nine months of 1995, an increase of 16%. Other income for the quarter ended September 30, 1996 was $867,716 as compared to $801,208 for the quarter ended September 30, 1995, an increase of 8%. Trust income decreased for the nine- and three-month periods because of a decrease in trust assets under management.

Gain on sale of securities available for sale for the first nine months of 1996 was $6,031 as compared to $323,985 for the comparable period in 1995; there was no such gain in either of the quarters ended September 30, 1996 and 1995. The portfolio of securities available for sale is managed with the primary objective of maintaining an appropriate level of liquidity, and to control interest rate risk.

Other operating income increased for the nine- and three-month periods ended September 30, 1996 primarily due to recovery of $63,778 with respect to a corporate bond which was previously charged-off and gains on sale of loans of $37,783; there were no such recovery and gains in the comparable periods in 1995.

OPERATING EXPENSES

Total operating expenses for the first nine months of 1996 were $13,914,159 as compared to $13,533,982 for the first nine months of 1995, an increase of 3%. The operating expenses for the quarter ended September 30, 1995 were $4,429,313 as compared to $4,356,931 for the quarter ended September 30, 1995, an increase of 2%. Personnel expenses increased for the nine- month period ended September 30, 1996 primarily due to the payout of $338,946 to option holders upon the cancellation of their incentive stock options in the quarter ended March 31, 1996; they increased in the quarter ended September 30, 1996 primarily because of normal merit increases. The occupancy expenses decreased for the nine- and three-month periods ended September 30, 1996 primarily due to the divestiture of a subsidiary bank in February 1996. Other operating expenses were $4,611,452 for the nine-month period and $1,467,195 for the quarter ended September 30, 1996, as compared to $4,678,924 and $1,454,563 for the comparable periods in 1995.

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

On September 30, 1996, interest-bearing assets of the Company maturing in twelve months or less were equal to approximately 89% of the interest-bearing liabilities of the Company falling due in twelve months or less. Therefore at that date the Company was considered to be 89% liability-sensitive for a twelve-month period. This means that for each $100 of liabilities which can be expected to reprice during that period, $89 of assets can be expected to reprice. In a declining rate environment, for each $100 of liabilities which reprice and thus lower the expenses of the Company, $89 of assets will also reprice, therefore generating higher income for the Company; the net result will be an increase in the interest spread. In an increasing rate environment the converse would be true; the net interest spread would decrease.

On September 30, 1996, the Company had a positive gap (rate-sensitive assets in excess of rate-sensitive liabilities) with respect to rate-sensitive assets and rate-sensitive liabilities maturing in less than three months and over five years; for those maturing in over three months and under five years, rate-sensitive liabilities exceeded rate-sensitive assets. The cumulative interest rate sensitivity gap (that is, the cumulative ratio of interest-sensitive assets expressed as a percentage of interest-sensitive liabilities) for maturities up to three months was 161.45%; for maturities up to twelve months it was 88.55%; for maturities up to five years it was 90.67%; and for all maturities, including maturities over five years, it was 116.09%.

The Company's interest-sensitivity position at September 30, 1996 is presented below.

Interest Rate Sensitivity Analysis
(Dollars in thousands)

                                   0-3     3-12      1-5     Over
SEPTEMBER 30, 1996               MONTHS   MONTHS   YEARS  5 YEARS TOTAL
------------------               ------   ------   -----  ------- -----

Investment securities and
  securities held for sale(1)    $21,909    $7,054   $36,590   $53,061  $118,614
Federal funds sold and other
  short-term investments           1,600       ---        --        --     1,600
Loans and loans held for sale    101,689    56,665    78,310    70,985   307,649
                                 -------    ------   -------   -------   -------
Earning assets                   125,198    63,719   114,900   124,046   427,863
Deposits:
  Interest-paying checking(2)        ---        --    54,867        --    54,867
  Money market                    36,338        --        --        --    36,338
  Savings(2)                          --        --    21,925        --    21,925
  Certificates of deposit
   and public funds               12,138   135,794    44,954    33,482   226,368
Federal funds purchased
  and other short-term
  borrowings                      29,069       --         --        --    29,069
Interest-bearing liabilities      77,545   135,794   121,746    33,482   368,567
                                 -------    ------   -------   -------   -------

Interest-sensitivity gap         $47,653  $(72,075)  $(6,846)  $90,564   $59,296
                                 =======  ========   =======   =======   =======

Cumulative gap                   $47,653  $(24,422) $(31,268) $59,296
                                 =======  ========   =======  =======
Cumulative gap to total
 earning assets (%)                11.14     (5.71)    (7.31)   13.86
                                 =======  ========   =======  =======

Cumulative ratio of interest-
 sensitive assets to interest-
 sensitive liabilities (%)        161.45     88.55     90.67   116.09
                                 =======  ========   =======  =======

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

(2) It has been our experience that through a variety of interest rate scenarios, interest- paying checking and savings accounts have not materially increased or decreased as a result of interest rate changes. It is for this reason that the Company has felt comfortable classifying its deposit accounts as 1-5 year liabilities.

RISK ELEMENTS

NON-ACCRUAL, PAST DUE AND RESTRUCTURED LOANS

The table below presents an analysis of consolidated risk elements of the Company classified as follows: (a) non-accrual loans; (b) 90-day loans; and (c) troubled debt restructurings as defined in Statement of Financial Accounting Standards No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings."

                                 (In Thousands)

                                   09/30/96     06/30/96    03/31/96    12/31/95
                                   --------     --------    --------    --------
(a)  Non-accrual loans             $ 1,009      $ 1,314     $ 2,419     $ 1,520
(b)  90-day loans                    1,878        1,470       1,132         852
(c)  Troubled debt restructurings     NONE         NONE        NONE        NONE
(d)  Other Real Estate Owned           543          477         459         634

Non-accrual loans decreased $305,000 in the quarter ended September 30, 1996 due primarily to three loans totalling $320,000. One loan for $136,000 was brought current and returned to accrual status. A second loan for $108,000 was foreclosed and transferred to other real estate owned. A third loan for $76,000 was brought current and returned to accrual status.

Ninety-day loans increased by $408,000 due primarily to three loans totalling $410,000. One loan for $140,000 is real estate secured and requires renewal pending receipt of current financial data. A second loan for $131,000 is secured by real estate which is for sale. A third loan for $139,000 is unsecured but supported by strong guarantors; the business is suffering from cash flow problems. The loan is now 60 days past due, but the borrower is making payments to bring it current.

Potential problem loans were as follows at the dates set forth:

     9/30/96      6/30/96           03/31/96        12/31/95
     -------      -------           --------        --------

     $ 200        $  121            $ 121           $1,278


At September 30, 1995 the non-accrual loans were broken down as follows:

Residential Real Estate     $  737       73%
Commercial                     204       20%
Installment Loans               68        7%
                            ------

Total non-accrual loans     $1,009
                            ======

There are no major concentrations within the non-accruing portfolio.

There are two major concentrations within the classified loans. One loan, which comprises 37% of total classified loans, is secured with real estate and assignment of a note receivable. This loan is classified substandard due to chronic delinquency; however, it is current and accruing. A second loan, which comprises 15% of total classified loans, is secured with the borrower's residence. This loan is classified substandard due to chronic delinquency; however, it is current and accruing.

Other real estate owned increased $66,000 in the quarter ended September 30, 1996 due primarily to the addition of two properties totalling $127,000,offset in part by the sale of two properties totalling $60,000. One of the properties added is for $108,000; it is fully secured and is expected to be sold before the end of the year.

LIQUIDITY MANAGEMENT

In order for the Company's banking subsidiary to satisfy the requirements of depositors wanting to withdraw funds and to meet the credit needs of borrowers, the banking subsidiary must maintain certain levels of liquidity. Asset and liability management strategy is designed to achieve the maintenance of an adequate level of liquidity and the management of the interest-rate sensitive structure of the balance sheet. The basic objective of interest-rate sensitive management is the protection of net interest income from sharp fluctuations caused by changes in the market. The management of liquidity and interest-rate sensitivity are closely related as both are affected by maturities of assets and the source of funds.

Liquidity and interest-rate sensitive positions are closely monitored by an Asset and Liability Committee which regularly examines and evaluates the potential impact of varying scenarios of market interest rates, balance sheet compositions and funding source requirements.

Liquidity of the Company's banking subsidiary is provided in part through the cash flow generated by transactions in the ordinary course of business. Loan repayments and maturing assets furnish additional cash flow sources. Liquidity is also provided by the acquisition of new deposits, as well as by the ability to raise funds in a variety of money markets. Liquidity is also provided by securities available for sale. As of September 30, 1996, securities available for sale amounted to $117,512,000.

CAPITAL RESOURCES

The Company has continued to maintain a strong capital base during 1996. At September 30, 1996 the Company's total and Tier 1 risk-based capital ratios (as more fully described below) were 9.65% and 10.28%, respectively. The Company's leverage ratio was 8.52% at September 30, 1996. These ratios were well above the minimum capital requirements established by government agencies.

The Company and its banking subsidiary are subject to a minimum Tier 1 capital to risk-rated assets ratio of 4% and total capital (Tier 1 plus Tier 2) to risk-rated asset ratio of 8%. The Federal Reserve Board has also established additional capital adequacy guidelines referred to as the Tier 1 leverage ratio that measures the ratio of Tier 1 capital to average assets. The most highly rated bank holding companies will be required to maintain a Tier 1 leverage ratio of 3%. The required ratio will be based on the Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk and liquidity. The FDIC Improvement Act of 1991 ("FDICIA") requires the establishment of a capital-based supervisory system of prompt corrective action of all depository institutions. The Board's regulations under FDICIA define "well capitalized" institutions as those whose capital ratios equal or exceed the following minimum ratios: Tier 1 capital ratio of 6%, total risk-based ratio of 10%, and Tier 1 leverage ratio of 5%.

As of September 30, 1996, the Company's Tier 1 capital, total risk-based capital and Tier 1 leverage ratios were 9.65%, 10.28%, and 8.52%, respectively. These ratios, as well as the corresponding ratios of the Company's banking subsidiary, are well above industry averages.

Stockholders' equity and book value per share as of September 30, 1996 decreased to $37,450,533 and $9.88, respectively, from $37,623,790 and $9.89 per share as of December 31, 1995. Stockholders' equity and book value per share (not including unrealized losses on securities available for sale, net of applicable income taxes) as of September 30, 1996 were $40,101,477 and $10.58,as compared to $39,371,814 and $10.34 as of December 31, 1995. It is noteworthy that the number of outstanding shares increased to 3,791,040 at September 30, 1996 from 3,806,118 at December 31, 1995. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.

As of September 30, 1996, the Company had no material commitments for capital expenditures.

On October 25, 1996, the Company announced that it has signed a definitive merger agreement with Colonial BancGroup. The proposed transaction remains subject to approval by Jefferson's stockholders and regulatory approval. The closing of the merger is expected to take place in the first quarter of 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  JEFFERSON BANCORP, INC.




    NOVEMBER 14, 1996               BARTON S. GOLDBERG
---------------------------         -----------------------------------
                                    Secretary-Treasurer (Principal
                                    Financial Officer and Director)






    NOVEMBER 14, 1996               SYED F. ZAFAR
---------------------------         -----------------------------------
                                    Senior Vice President & Comptroller
                                    (Principal Accounting Officer)