Form 10-Q/A
period 1996-09-30
JEFFERSON BANCORP INC
filed 1996-12-11
CIK 53316

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                  AMENDMENT TO

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
                                                                  =============         =============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


JEFFERSON BANCORP, INC. AND SUBSIDIARIES                          FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
STATEMENTS OF CONSOLIDATED INCOME                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  1996            1995            1996             1995
                                                               (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED
                                                               ---------------------------     ---------------------------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                                   $ 7,172,696      $5,658,054     $20,347,748     $16,343,892
  INVESTMENTS AND SECURITIES HELD FOR SALE:
    U.S. TREASURY SECURITIES                                       102,217         124,347         339,248         369,472
    SECURITIES OF OTHER U.S. GOVERNMENT AGENCIES                 1,513,647       1,870,984       4,169,262       5,201,410
    OBLIGATIONS OF STATES AND POLITICAL SUBDIVISIONS-
      NON-TAXABLE                                                   59,544          64,685         171,697         246,906
    COLLATERIZED MORTGAGE OBLIGATIONS AND OTHER SECURITIES          (7,567)         49,081          27,705         153,888
    FEDERAL FUNDS SOLD AND OTHER SHORT-TERM INVESTMENTS             10,565         165,206          71,547         351,744
                                                               -----------      ----------     -----------     -----------
    TOTAL INTEREST INCOME                                        8,851,102       7,932,357      25,127,207      22,667,292
                                                               -----------      ----------     -----------     -----------
INTEREST EXPENSE:
 DEPOSITS:
  SAVINGS                                                          136,541         194,260         429,116         607,970
  INTEREST-PAYING CHECKING                                         238,357         298,794         758,390         888,065
  MONEY MARKET ACCOUNTS                                            180,733         235,702         551,902         684,456
  CERTIFICATES AND PUBLIC FUNDS                                  3,250,800       2,860,294       9,082,057       6,871,211
 SHORT-TERM BORROWINGS                                             349,895         158,315         639,468         775,117
                                                               -----------      ----------     -----------     -----------
    TOTAL INTEREST EXPENSE                                       4,156,326       3,747,365      11,460,933       9,826,820
                                                               -----------      ----------     -----------     -----------
    NET INTEREST INCOME                                          4,694,776       4,184,992      13,666,274      12,840,472
  PROVISION FOR CREDIT LOSSES                                       75,000               0          95,000         150,000
                                                               -----------      ----------     -----------     -----------
    NET INTEREST INCOME AFTER PROVISION FOR
      CREDIT LOSSES                                              4,619,776       4,184,992      13,571,274      12,690,472
                                                               -----------      ----------     -----------     -----------
OTHER INCOME :
  TRUST INCOME                                                     300,315         335,896         845,308       1,017,394
  SERVICE CHARGES, COMMISSIONS AND FEES                            334,614         303,219       1,014,218         936,164
  GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE, NET                  --              --             6,031         323,985
  OTHER OPERATING INCOME                                           232,787         162,093         685,223         562,977
  GAIN ON SALE OF SUBSIDIARY BANK                                     --              --           757,167            --
                                                               -----------      ----------     -----------     -----------
    TOTAL OTHER INCOME                                             867,716         801,208       3,307,947       2,840,520
                                                               -----------      ----------     -----------     -----------
OPERATING EXPENSES:
  SALARIES AND EMPLOYEE BENEFITS                                 2,254,428       2,175,381       7,187,072       6,721,933
  OCCUPANCY EXPENSE, NET                                           707,690         726,987       2,115,635       2,133,125
  OTHER OPERATING EXPENSES                                       1,467,195       1,454,563       4,611,452       4,678,924
                                                               -----------      ----------     -----------     -----------
    TOTAL OPERATING EXPENSES                                     4,429,313       4,356,931      13,914,159      13,533,982
                                                               -----------      ----------     -----------     -----------
    INCOME BEFORE PROVISION FOR INCOME TAXES                     1,058,179         629,269       2,965,062       1,997,010
  PROVISION FOR INCOME TAXES                                       314,000         186,200         916,100         608,700
                                                               -----------      ----------     -----------     -----------
    NET INCOME                                                 $   744,179      $  443,069     $ 2,048,962     $ 1,388,310
                                                               ===========      ==========     ===========     ===========
EARNINGS PER COMMON SHARE:
AVERAGE NUMBER OF SHARES OUTSTANDING                             3,893,020       3,831,395       3,901,771       3,800,941
                                                               ===========      ==========     ===========     ===========
NET INCOME PER SHARE                                           $      0.19      $     0.12     $      0.53     $      0.37
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


JEFFERSON BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME, AVERAGE BALANCES        QUARTER ENDED SEPT. 30,1996    QUARTER ENDED SEPT. 30,1995
AND AVERAGE RATES
(IN THOUSANDS)                                  AVERAGE                     AVERAGE   AVERAGE                     AVERAGE
                                                BALANCE      INTEREST         RATE    BALANCE      INTEREST         RATE
                                                -------      --------         ----    -------      --------         ----
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial and
    government guaranteed loans (1)             $288,289      $ 7,178         9.88%    $219,310      $5,228         9.46%
  Installment loans, net of unearned income       12,168          286         9.40%      12,184         302         9.91%
Investment securities and securities
  available for sale:
  U.S. Treasury securities                         8,152          102         4.96%      10,201         125         4.86%
  Securities of other U.S. Government
    agencies                                     107,000        1,513         5.66%     132,840       1,870         5.63%
  Obligations of states and political
    subdivisions
     (non-taxable) (2)                             5,262           92         6.96%       5,336          99         7.44%
  Collateralized mortgage obligations and
    other securities                               1,466           (7)       -1.91%       3,161          49         6.20%
  Federal funds sold and other short-term
    investments                                      807           10         4.92%      11,123         165         5.89%
                                                --------      -------         -----    --------      ------         -----
      Total interest-earning assets (2)         $423,142        9,174         8.62%    $394,154       7,838         7.89%
                                                ========      =======         =====    ========      ======         =====


KEY LIABILITIES:
  Deposits:
    Savings                                       22,459          136         2.41%      30,106         194         2.56%
    Interest-paying checking                      55,517          238         1.71%      70,205         299         1.69%
    Money market                                  33,850          181         2.13%      43,327         236         2.16%
    Certificates                                 188,372        2,674         5.65%     142,313       2,214         6.17%
    Public funds                                  37,298          578         6.17%      40,704         646         6.30%
                                                --------      -------       -------     -------      ------         -----
     Total deposits                              337,496        3,807         4.49%     326,655       3,589         4.36%
  Borrowings                                      27,810          349         4.99%      18,370         158         3.41%
                                                --------      -------                   -------      ------         -----
    Total interest-bearing liabilities           365,306        4,156         4.53%     345,025       3,747         4.30%
                                                --------      -------       -------     -------      ------         -----
    Total noninterest-bearing liabilities         46,988                                 48,693
                                                --------                                -------
    Total key liabilities                       $412,294                               $393,718
                                                ========                               ========
  Net interest income/spread (2)                              $ 5,018         4.09%                  $4,091         3.58%
                                                              =======        ======                  ======         =====
  Net interest income as a percent of total
      average interest-earning assets (2)                                     4.72%                                 5.42%


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

                                       15

JEFFERSON BANCORP, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)


NET INTEREST INCOME, AVERAGE BALANCES          NINE MONTHS ENDED             NINE MONTHS ENDED                YEAR ENDED
AND AVERAGE RATES                                SEPT. 30, 1995                SEPT. 30, 1995             DECEMBER 31, 1995
-----------------                            ------------------------    -------------------------    -------------------------
(IN THOUSANDS)                               AVERAGE          AVERAGE    AVERAGE            AVERAGE   AVERAGE           AVERAGE
                                             BALANCE INTEREST  RATE      BALANCE   INTEREST   RATE    BALANCE  INTEREST   RATE
                                             ------------------------    -------------------------    ------------------------
INTEREST-EARNING ASSETS:
Loans and loans held for sale:
  Real estate, commercial and financial
    and government guaranteed loans (1)     $268,945  19,127   9.50%    $208,184    14,752    9.47%   $213,097  20,882   9.80%
  Installment loans, net of unearned income   11,865     847   9.52%      10,711       781    9.72%     11,210   1,094   9.76%
Investment securities and securities
  available for sale:
  U.S. Treasury securities                     9,259     339   4.89%      10,213       370    4.84%     10,207     493   4.83%
  Securities of other U.S. Government
    agencies                                 102,956   4,169   5.40%     124,983     5,201    5.55%    125,996   6,975   5.54%
  Obligations of states and political
    subdivisions (non-taxable) (2)             5,031     261   6.91%       6,575       374    7.59%      6,273     471   7.51%
  Collateralized mortgage obligations and
    other securities                           1,791      28   2.08%       3,349       155    6.17%      3,223     164   5.09%
  Federal funds sold and other short-term
    investments                                1,788      71   5.30%       8,365       352    5.63%      7,376     410   5.56%
                                            --------  -------           --------   -------             -------  ------
      Total interest-earning assets (2)     $401,635  24,842   8.26%    $372,380    21,985    7.89%   $377,382  30,489   8.08%
                                            ========  -------           ========   -------             =======  ------


KEY LIABILITIES:
  Deposits:
    Savings                                   23,471     429   2.44%      30,809       608    2.64%     29,958     784   2.62%
    Interest-paying checking                  59,734     758   1.70%      70,613       888    1.68%     70,399   1,184   1.68%
    Money market                              34,437     552   2.14%      41,391       685    2.21%     40,913     897   2.19%
    Certificates                             165,499   7,211   5.83%     119,463     5,319    5.95%    125,307   7,479   5.97%
    Public funds                              40,525   1,872   6.18%      34,515     1,552    6.01%     36,105   2,198   6.09%
                                            --------  ------            --------   -------             -------  ------
     Total deposits                          323 666  10,822   4.47%     296,791     9,052    4.08%    302,682  12,542   4.14%
  Borrowings                                  19,198     639   4.45%      26,635       775    3.89%     24,982     921   3.69%
                                            --------  ------            --------   -------             -------  ------
    Total interest-bearing liabilities       342,864  11,461   4.47%     323,426     9,827    4.06%    337,664  13,463   4.11%
                                            --------  ------            --------   -------             -------  ------
    Total noninterest-bearing liabilities     50,197                      49,079                        49,520
                                            --------                    --------                       -------
    Total key liabilities                   $393,061                    $372,505                      $377,134
                                            ========                    ========                       =======
  Net interest income/spread (2)                     $13,381  3.79%                $12,158   3.83%             $17,026   3.97%
                                                     =======                       =======                      ======
  Net interest income as a percent of total
      average interest-earning assets (2)                     4.45%                          4.37%                       4.51%


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



At September 30, 1996 the non-accrual loans were broken down as follows:


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

CAPITAL RESOURCES


The Company has continued to maintain a strong capital base during 1996. At September 30, 1996 the Company's total and Tier 1 risk-based capital ratios (as more fully described below) were 10.28% and 9.65%, respectively. The Company's leverage ratio was 8.52% at September 30, 1996. These ratios were well above the minimum capital requirements established by government agencies.


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

Stockholders' equity and book value per share as of September 30, 1996 decreased to $37,450,533 and $9.88, respectively, from $37,623,790 and $9.89 per share as of December 31, 1995. Stockholders' equity and book value per share (not including unrealized losses on securities available for sale, net of applicable income taxes) as of September 30, 1996 were $40,101,477 and $10.58,as compared to $39,371,814 and $10.34 as of December 31, 1995. It is noteworthy that the number of outstanding shares decreased to 3,791,040 at September 30, 1996 from 3,806,118 at December 31, 1995. Unless there were a permanent impairment, unrealized gains or losses on securities available for sale are not reflected in the statement of consolidated income until they are sold.


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

  JEFFERSON BANCORP, INC.





    DECEMBER 11, 1996               BARTON S. GOLDBERG
---------------------------         -----------------------------------
                                    Secretary-Treasurer (Principal
                                    Financial Officer and Director)






    DECEMBER 11, 1996               SYED F. ZAFAR
---------------------------         -----------------------------------
                                    Senior Vice President & Comptroller
                                    (Principal Accounting Officer)