Form 10-K405/A
period 1995-12-31
JEFFERSON BANCORP INC
filed 1997-01-17
CIK 53316

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

INTEREST RATE SENSITIVITY ANALYSIS (Dollars in thousands)

The Company's interest-sensitivity position at December 31, 1995 is presented below.

                                                                                        0-3         3-12         1-5          OVER
DECEMBER 31, 1995                                                                     MONTHS       MONTHS       YEARS       5 YEARS
------------------------------------------------------------------------------------  -------     --------     --------     --------
Investment securities and securities available for sale(1)                            $22,305     $  5,041     $ 50,332     $ 41,519
Federal funds sold and other short-term investments                                     4,700           --           --           --
Loans and loans held for sale, net of unearned income                                  97,569       38,022       67,389       65,336
                                                                                      -------     --------     --------     --------
Earning assets                                                                        124,574       43,063      117,721      106,855
                                                                                      -------     --------     --------     --------
Deposits:
 Interest-paying checking(2)                                                               --           --       67,490           --
 Money market                                                                          36,938           --           --           --
 Savings(2)                                                                                --           --       27,396           --
 Certificates of deposit and public funds                                               6,531      113,360       59,752        4,006
Federal funds purchased and other short-term borrowings                                19,425           --           --           --
                                                                                      -------     --------     --------     --------
Interest-bearing liabilities                                                           62,894      113,360      154,638        4,006
                                                                                      -------     --------     --------     --------
Interest-sensitivity gap                                                              $61,680     $(70,297)    $(36,917)    $102,849
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative gap                                                                        $61,680     $ (8,617)    $(45,534)    $ 57,315
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative gap to total earning assets (%)                                              15.73        (2.20)      (11.61)       14.61
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------
Cumulative ratio of interest-sensitive assets to interest-sensitive liabilities(%)     198.07        95.11        86.24       117.11
                                                                                      -------     --------     --------     --------
                                                                                      -------     --------     --------     --------


DECEMBER 31, 1995                                                                      TOTAL
------------------------------------------------------------------------------------  --------
Investment securities and securities available for sale(1)                            $119,197
Federal funds sold and other short-term investments                                      4,700
Loans and loans held for sale, net of unearned income                                  268,316
                                                                                      --------
Earning assets                                                                         392,213
                                                                                      --------
Deposits:
 Interest-paying checking(2)                                                            67,490
 Money market                                                                           36,938
 Savings(2)                                                                             27,396
 Certificates of deposit and public funds                                              183,649
Federal funds purchased and other short-term borrowings                                 19,425
                                                                                      --------
Interest-bearing liabilities                                                           334,898
                                                                                      --------
Interest-sensitivity gap                                                              $ 57,315
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

EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------
                                     EXECUTIVE
       NAME               AGE        OFFICER SINCE
-------------------       ---        -------------
Arthur H. Courshon          75            1969
Norman M. Giller            78            1969
Barton S. Goldberg          62            1969
Marc Lipsitz                54            1993
Syed F. Zafar               48            1978

EXECUTIVE OFFICERS
                                                 PRINCIPAL BUSINESS EXPERIENCE
       NAME                                         DURING PAST FIVE YEARS
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

           Deloitte & Touche LLP

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

                                                                                               1993
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

                                                        RENTAL
                                                        EXPENSE
YEAR                                                  COMMITMENTS
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

                                                       OPTION PRICE
                                   NUMBER    -------------------------
                                     OF        AVERAGE
                                   SHARES    PER SHARE      AGGREGATE
                                   -------   ------------   ----------
OPTIONS OUTSTANDING:
January 1, 1993                     328,576  $    8.37      $2,748,205
Grants                               25,000       9.90         247,500
3% stock dividend                       750         --          --
Exercised                           (28,623)      8.37        (239,548)
Rescissions                         (30,044)      8.25        (247,800)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1993                   295,659       8.49       2,508,357
Grants                               88,000      10.12         890,375
3% stock dividend                     2,640         --          --
Exercised                           (28,224)      7.64        (215,546)
Rescissions                         (29,802)      7.83        (233,330)
                                   -------                  ----------
OPTIONS OUTSTANDING:
December 31, 1994                   328,273       8.99       2,949,856
Grants                                1,000      13.25          13,250
Exercised                           (79,012)      8.74        (690,487)
                                   -------                  ---
-------
OPTIONS OUTSTANDING:
December 31, 1995                   250,261       9.08      $2,272,619
                                   -------                  ----------
                                   -------                  ----------
OPTIONS EXERCISABLE AT
December 31, 1994                   309,348
                                   -------
                                   -------
December 31, 1995                   249,011
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

                   SIGNATURE                                                  TITLE                                      DATE
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